Form 10-K/A
period 1995-12-31
CATERAIR INTERNATIONAL CORP
filed 1996-08-01
CIK 855019

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1995

                                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from _______________ to _______________.

                        Commission File Number: 33-94572

                       CATERAIR INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                  52-1640561
(State or other jurisdiction of                   (I.R.S. employer
 incorporation or organization)                   identification no.)

                6550 Rock Spring Drive, Bethesda, Maryland 20817
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (301) 897-7800

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   None.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

                            [Cover page 1 of 2 pages]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                           Not applicable.

         As of March 31, 1996, the Registrant had outstanding 10,000 shares of common stock, $.01 par value per share.

                            [Cover page 2 of 2 pages]

ITEM 11.  EXECUTIVE COMPENSATION.

         The following Summary Compensation Table sets forth information concerning annual and long-term compensation (for 1995, 1994 and 1993) awarded to, earned by, or paid to (i) the Company's chief executive officer, (ii) the Company's only other executive officer who was an executive officer of the Company as of December 31, 1995, and (iii) two individuals who were not executive officers of the Company as of December 31, 1995, but were among the four most highly compensated executive officers of the Company during 1995, whose total annual salary and bonus for the year ended December 31, 1995 was in excess of $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION                             LONG-TERM COMPENSATION
                                                                                  AWARD                    PAYOUT
                                                         OTHER                            SECURITIES
                                                         ANNUAL     RESTRICTED STOCK      UNDERLYING       LTIP       ALL OTHER
NAME AND                             SALARY   BONUS   COMPENSATION      AWARD(S)         OPTIONS/SARS     PAYOUTS     COMPENSATION
PRINCIPAL POSITION          YEAR    ($) (1)              ($)(2)          ($)                 (3)           ($)         ($)
- ----------------------------------------------------------------------------------------------------------------------------------
Daniel J. Altobello (4)     1995    414,306    --        37,130          --                   --            --       1,503,822(5)
Chief Executive Officer     1994    525,000    --        46,137          --                   --            --          -0-
   and President            1993    522,693    --        46,685          --                   --            --          -0-

John C. Carr (6)            1995    119,404    --        16,154          --                  10.81          --       135,000(7)
Senior Vice President       1994    130,688    --        18,262          --                   --            --          -0-
   and General Counsel      1993    116,683    --        10,213          --                   --            --          -0-

Angelo D. Bizzarro (8)      1995    232,758    --        19,950          --                  36.04          --       295,000(9)
Former Executive            1994    293,462    --        25,777          --                   --            --          -0-
   Vice President and       1993    253,029    --        28,152          --                   --            --          -0-
   Chief Operating
   Officer

Harry D'Andrea (10)         1995    187,875    --        25,344          --                  16.22          --       635,000(11)
Former Executive            1994    193,077    --        26,137          --                   --            --          -0-
   Vice President and       1993    143,127    --        20,720          --                   --            --          -0-
   Chief Financial
   Officer

    -------------------------

     (1) Amounts shown include the dollar value of base salary (cash and noncash) earned and received by the Named Executive Officers. Amounts shown include employee contributions to the Retirement Savings and Investment Plan (401(k) plan) or Executive Deferred Compensation Plan.

     (2) Amounts shown are for payments made under the Caterair International Flexible Perquisite Plan and include the Company's contributions to the Retirement Savings and Investment Plan (401(k) plan).

     (3) Amounts shown indicate number of units granted to such individual pursuant to the Phantom Stock Plan. See "Executive
          Compensation--Phantom Stock Plan."

     (4) Includes compensation paid to Mr. Altobello through September 29, 1995 by the Company. Excludes compensation paid to Mr. Altobello from September 30, 1995 through December 31, 1995 by OFSI for services performed by Mr. Altobello under his employment contract with OFSI. See "Certain Transactions--Employment Arrangements with Affiliates--Altobello Employment Agreement."

     (5) Includes (i) a $525,000 restructuring payment pursuant to the Caterair Key Employee Retention Plan and (ii) a $978,822 severance payment under Mr. Altobello's former employment contract with the Company. The amount shown does not include $978,822 paid to Mr. Altobello by OFSI on January 1, 1996 in respect of severance payments otherwise due under Mr. Altobello's former employment agreement with the Company. See "Executive Compensation--Employee Plans" and "Certain Relationships and Related Transactions--Employment Arrangements With Affiliates--Altobello Employment Agreement."

     (6) From 1993 through March 1994, Mr. Carr was Vice President and Associate General Counsel of the Company. Since April 1994 Mr. Carr has served as Senior Vice President and General Counsel of the Company. Since September 29, 1995, Mr. Carr has served as General Counsel of SCIS. Includes compensation paid to Mr. Carr through October 31, 1995 by the Company. Excludes compensation paid to Mr. Carr from November 1, 1995 through December 31, 1995 by SCIS.

     (7) Includes a $135,000 retention payment pursuant to the Caterair Key Employee Retention Plan. See "Executive Compensation--Employee Plans." Excludes $155,000 expected to be paid to Mr. Carr pursuant to the Caterair Key Employee Retention Plan in respect of the expected termination of his employment with the Company on June 30, 1996.

     (8) Mr. Bizzarro resigned from his position with the Company on September 29, 1995. Mr. Bizzarro entered into an employment arrangement with CII on August 1, 1995 which became effective following the consummation of the Transactions. Excludes compensation paid to Mr. Bizzarro from October 1, 1995 through December 31, 1995 by CII. See "Certain Relationships and Related Transactions--Employment Arrangements With Affiliates--Bizzarro Employment Agreement."

     (9) Includes a $295,000 retention payment pursuant to the Caterair Key Employee Retention Plan. See "Executive Compensation--Employee Plans."

     (10) Mr. D'Andrea's position with the Company was eliminated on October 15, 1995.

     (11) Includes a $440,000 severance benefit and a $195,000 retention payment pursuant to the Caterair Key Employee Retention Plan. See "Executive Compensation--Employee Plans."

PHANTOM STOCK PLAN

         Certain officers, and other employees of the Company received an award under OFSI's Phantom Stock Plan for Management Employees (the "Phantom Stock Plan") of a number of units equal to the quotient obtained by dividing (i) the cost basis of the Caterair Holdings stock held by such participant by (ii) the quotient obtained by dividing $425,000,000 by the number of shares of OFSI Class A Common Stock outstanding immediately prior to the Transactions. The Phantom Stock Plan provides that upon termination of employment of a participant, such participant will be entitled to receive an amount per unit equal to the sum of
(i) the dividends paid on a share of OFSI Class A Common Stock during the period from the date of the award of such unit through the end of the fiscal quarter immediately prior to termination of employment, (ii) the net increase in stockholders' equity (which shall be negative if stockholders' equity decreases) attributable to a share of OFSI Class A Common Stock from the date of the award of such unit through the end of the fiscal quarter immediately prior to termination of employment and (iii) 100% of the initial value of the unit; provided, that if before September 29, 1997, (x) the participant voluntarily terminates his or her employment with OFSI or (y) the participant's employment with OFSI is terminated "for cause" (as defined in the Phantom Stock Plan) such participant will forfeit 50% of the initial value of such participant's units and receive payments as if the references to "100%" in clause (iii) were "50%." If a participant's employment is terminated at any time prior to September 29, 1997, payment for such participant's units shall not be made until November 29, 1997. In the event of a sale by Onex Corporation or certain affiliates thereof to a third party purchaser of shares of OFSI Class A Common Stock, participants in the Phantom Stock Plan would be entitled to "tag-along" and subject to "drag-along" rights.

         Upon an initial public offering of OFSI, each participant would receive a distribution (in cash, OFSI stock or a combination of both) having a value equal to the closing price of the shares of OFSI Class A Common Stock on the first day of trading following the effectiveness of the registration statement relating to such initial public offering, plus an amount equal to the dividends that were paid on each share of OFSI Class A Common Stock during the period from the date of the award of such unit to immediately prior to the initial public offering. Upon the dissolution or liquidation of OFSI or certain business combinations involving OFSI, each participant would receive in respect of each unit an amount equal to the sum of (i) the dividends paid on a share of OFSI Class A Common Stock during the period from the date of the award of such unit through the end of the fiscal quarter immediately prior to such dissolution or liquidation or business combination transaction, (ii) the net increase in stockholders' equity (which shall be negative if stockholders' equity decreases) attributable to a share of OFSI Class A Common Stock from the date of the award of such unit through the end of the fiscal quarter immediately prior to such dissolution or liquidation or business combination transaction and (iii) 100% of the initial value of such unit.

         The Phantom Stock Plan became effective as of September 29, 1995 and will continue in effect until terminated or suspended by OFSI's board of directors. However, no termination, modification or amendment of the Phantom Stock Plan by OFSI's board of directors may adversely affect the accrued rights of a participant thereunder. If not previously terminated, the Phantom Stock Plan shall terminate ten business days following the closing of an initial public offering of OFSI or 60 days after the closing of certain business combinations and other events enumerated in the Phantom Stock Plan, all of which trigger redemption of the units issued thereunder.

         The total number of units which may be awarded under the Phantom Stock Plan, the number of outstanding units and the amount payable upon redemption of such units are to be equitably adjusted by OFSI's board of directors to reflect
(i) adjustments in the number and kind of shares of OFSI Class A Common Stock,
(ii) payment of a stock dividend on the OFSI Class A Common Stock, (iii) a subdivision or combination of the OFSI Class A Common Stock or (iv) any other reclassification or recapitalization with respect to the OFSI Class A Common Stock.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                         INDIVIDUAL GRANTS
                                                                                        POTENTIAL REALIZABLE VALUE AT
                                            PERCENT OF                                  ASSUMED ANNUAL RATES OF STOCK     GRANT
                                               TOTAL                                       PRICE APPRECIATION FOR         DATE
                                             OPTIONS/                                             OPTION TERM (2)         VALUE
                                               SARS
                               NUMBER OF      GRANTED      EXERCISE                                                       GRANT
                              SECURITIES        TO            OR                                                          DATE
                              UNDERLYING     EMPLOYEES       BASE                                                        PRESENT
                              OPTION/SARS    IN FISCAL       PRICE      EXPIRATION                                        VALUE
           NAME               GRANTED (#)      YEAR          ($/SH)      DATE (1)       5% ($)          10% ($)            ($)
          ------             ------------      -----        --------    ----------      -- ---          --- ---           ----
Daniel J. Altobello
Chief Executive Officer
   and President                 --             --              --           --         --                 --             --

John C. Carr
Senior Vice President
   and General Counsel        10.81          1.3%         $2,774.69                  $ 30,782.73(3)   $ 31,895.36(3)      --

Angelo D. Bizzarro
Former Executive Vice
   President and Chief
   Operating Officer          36.04          4.4%         $2,774.69                 $179,585.15(4)    $292,218.44(4)      --

Harry D'Andrea
Former Executive Vice
   President and Chief
   Financial Officer          16.22          2.0%         $2,774.69                 $   45,000(5)      $ 45,000(5)        --

    ----------------

     (1) The Phantom Stock Plan became effective as of September 29, 1995 and will continue in effect until terminated or suspended by OFSI's board of directors. However, no termination, modification or amendment of the Phantom Stock Plan by OFSI's board of directors may adversely affect the accrued rights of a participant thereunder. If not previously terminated, the Phantom Stock Plan shall terminate ten business days following the closing of an initial public offering of OFSI or 60 days after the closing of certain business combinations and other events enumerated in the Phantom Stock Plan, all of which trigger redemption of the units issued thereunder.

     (2) The term of a given grant of a unit under the Phantom Stock Plan (i.e., the date on which redemption of such unit will be triggered and the holder thereof will receive payment in respect thereof) is presently indeterminable, as it is uncertain if or when an event which entitles the holder of a unit to receive payment in respect thereof will occur. See "Executive Compensation--Phantom Stock Plan."

     (3) Mr. Carr's employment with the Company is expected to terminate on June 30, 1996. Amounts shown have been calculated assuming a nine-month term for each unit held by Mr. Carr, based on the following assumptions: (i) Mr. Carr will continue to be employed by the SCIS (a subsidiary of OFSI) until June 30, 1996, (ii) OFSI will pay for the units held by Mr. Carr in November 1997, and (iii) prior to the time of termination of Mr. Carr's employment, no event will have occurred which would cause the Phantom Stock Plan to be otherwise terminated and require payment for the units to be made. See "Executive Compensation--Phantom Stock Plan."

     (4) Amounts shown have been calculated assuming a 12 year term for each unit held by Mr. Bizzarro, based on the following assumptions: (i) Mr. Bizzarro will continue to be employed by the CII (a subsidiary of OFSI) until he retires at the age of 65, (ii) upon Mr. Bizzarro's retirement, OFSI will pay for the units held by Mr. Bizzarro, and
          (iii) prior to the time of Mr. Bizzarro's retirement, no event will have occurred which would cause the Phantom Stock Plan to be otherwise terminated and require payment for the units to be made. See "Executive Compensation--Phantom Stock Plan."

     (5) Mr. D'Andrea's position with the Company was eliminated on October 15, 1995. Accordingly, Mr. D'Andrea is entitled to receive a cash payment of $45,000 on November 29, 1997 in respect of the units held by him under the Phantom Stock Plan. See "Executive Compensation--Phantom Stock Plan."

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
                           YEAR-END OPTION/SAR VALUES

                                                                                            NUMBER OF
                                                                                           SECURITIES              VALUE OF
                                                                                           UNDERLYING            UNEXERCISED
                                                                                           UNEXERCISED           IN-THE-MONEY
                                                                                           OPTION/SARS           OPTIONS/SARS
                                                                                       AT FISCAL YEAR-END      AT FISCAL YEAR-
                                                 SHARES                VALUE                   (#)                 END ($)
                                              ACQUIRED ON             REALIZED            EXERCISABLE/           EXERCISABLE/
                  NAME                        EXERCISE (#)               ($)              UNEXERCISABLE          UNEXERCISABLE
                 ------                       -------------             -----            ---------------        --------------
Daniel J. Altobello
Chief Executive Officer and President                 --                   --                     --                  --

John C. Carr
Senior Vice President and General
    Counsel                                           --                   --                 10.81 (1)(2)            --

Angelo D. Bizzarro
Former Executive Vice President and
    Chief Operating Officer                           --                   --                 36.04 (1)(2)            --

Harry D'Andrea
Former Executive Vice President and
    Chief Financial Officer                           --                   --                 16.22 (1)(2)(3)         --

- --------------

(1) Amounts shown indicate number of units granted to such individual pursuant to the Phantom Stock Plan. See "Executive Compensation--Phantom Stock Plan."

(2)  None of the SARs were exercisable as of December 31, 1995.

(3) Mr. D'Andrea's position with the Company was eliminated on October 15, 1995. Accordingly, Mr. D'Andrea is entitled to receive a cash payment of $45,000 on November 29, 1997 in respect of the units held by him under the Phantom Stock Plan. See "Executive Compensation--Phantom Stock Plan."

COMPENSATION OF DIRECTORS

         Non-employee directors of the Company who served as directors of the Company prior to September 29, 1995 received an annual fee of $15,000 for serving on the Company's board of directors and a fee of $1,000 per board of directors meeting attended. Mr. Melman, the sole director of the Company since September 29, 1995, does not receive compensation for serving on the Company's board of directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISION

         No member of the Company's board of directors during the year ended December 31, 1995 was an officer of employee of the Company or was formerly an officer of the Company. The Company's board of directors is currently responsible for establishing the levels of compensation and benefits for the Company's officers.

EMPLOYMENT AGREEMENTS

         Messrs. Altobello, Bizzarro and D'Andrea had employment agreements with the Company, which were terminated on September 29, 1995. Mr. Altobello received a change of control payment of $525,000 pursuant to the Caterair Key Employee Retention Plan and a severance payment of $978,822 under his former employment contract with the Company upon the consummation of the Transactions. In addition, on January 1, 1996, Mr. Altobello received an additional $978,822 payment from OFSI in respect of severance payments otherwise due under Mr. Altobello's employment agreement with the Company. See "Executive Compensation--Employee Plans" and "Executive Compensation--Summary Compensation Table." In connection with the Transactions, Mr. Bizzarro's employment with the Company was terminated and he entered into a new employment agreement with CII. See "Certain Relationships and Related Transactions--Employment Agreements."

         Mr. D'Andrea's position with the Company was eliminated on October 15, 1995. Accordingly, Mr. D'Andrea received a severance payment of $440,000 and a $195,000 retention payment under the Caterair Key Employee Retention Plan. Furthermore, during the period from October 16, 1997 through March 4, 1999, Mr. D'Andrea will be entitled to (i) monthly payments equal to the difference (if any) between (x) his monthly base salary from the Company as of September 29, 1995 and (y) his monthly income during such period, and (ii) monthly payments equal to the difference (if any) between (x) the monthly cost of certain medical and dental coverage from the Company for such period and (y) the monthly value of benefits for which he has become eligible for coverage as a result of his employment with his new employer.

EMPLOYEE PLANS

         In September 1994, the board of directors of the Company adopted the Caterair Key Employee Retention Plan in order to provide an incentive to certain officers and other key executive and management employees to remain in the employ of the Company while the Company attempted to restructure its debt and equity. Each eligible participant in the Caterair Key Employee Retention Plan was entitled to receive certain severance benefits if (i) a change of control occurred, and (ii) during the three years following such change of control, the participant was terminated other than for cause or resigned with good reason. Severance benefits for eligible persons ranged from six months to two years of the participant's salary and benefits. Payments relating to severance under the Caterair Key Employee Retention Plan, to the extent they exceeded amounts payable under any participant's employment agreement, were in lieu of any payments due under such employment agreement. The consummation of the Transactions constituted a change in control as such term was defined under the Caterair Key Employee Retention Plan. In connection with the Transactions, severance benefits in the aggregate amount of approximately $1.7 million were paid by the Company. If all remaining eligible participants in the Caterair Key Employee Retention Plan were entitled to severance benefits in connection with the termination of their employment as of December 31, 1995, the aggregate amount of such benefits would be approximately $3.4 million. Such amount would be lower to the extent the Company employs any eligible participants and through September 29, 1998, such participants are not terminated other than for good cause and do not resign with good reason.

         The Caterair Key Employee Retention Plan also provided for retention payments to certain participants. The retention payments were payable upon the successful completion of the restructuring or sale of the Company or all or substantially all of its assets. The retention payments ranged between 50% and 100% of the participants' base salary. In connection with the Transactions, retention payments in the aggregate amount of $2,843,000 were paid by the Company.

         In July 1995, the Company adopted the Caterair International Transition Severance Plan in order to provide an incentive to key personnel to remain in the employ of the Company through the consummation of the Transactions. Each eligible participant in the Caterair International Transition Severance Plan who remained an employee of the Company until at least September 30, 1995 and whose employment with the Company was or is terminated between October 1, 1995 and September 30, 1996 is or will be entitled to receive certain severance benefits. As of December 31, 1995, the Company has paid an aggregate amount of $1.1 million pursuant to the Caterair International Transition Severance Plan to employees who have ceased to be employed by the Company. If all remaining eligible participants in the Caterair International Transition Severance Plan were entitled to severance benefits in connection with the termination of their employment as of December 31, 1995, the aggregate amount of such benefits would be approximately $1.5 million. Such amount would be lower to the extent the Company employs any eligible participants and through September 30, 1996, such participants are not terminated other than for cause and do not resign with good reason or due to a disability.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      1. and 2.    Financial Statements.

         The financial statements set forth in the Index to Financial Statements and Financial Statement Schedules on page F-1 are filed as part of this Annual Report on Form 10-K. All schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                  3.  See subitem (c) below.

         (b)      Reports on Form 8-K.

         On November 9, 1995, the Company filed a Current Report on Form 8-K with respect to Item 4, of such Form, relating to a change in certifying accountants.

         (c)      List of Exhibits.

EXHIBIT
NUMBER                                        DESCRIPTION OF EXHIBIT
 2.1              Master Agreement, dated as of April 26, 1995, among Onex Food Services, Inc.,
                  Caterair Holdings Corporation and Caterair International Corporation.
                  Incorporated by reference to Exhibit 2.1 of SC International Services, Inc.'s
                  Registration Statement on Form S-1, Registration No. 33-94572.

 2.2              Amendment No.  1 to Master Agreement, dated as of September 29, 1995, among Onex Food Services, Inc., Caterair Holdings Corporation and Caterair

                  International Corporation.*

 3.1              Certificate of Incorporation of Caterair International Corporation.  Incorporated
                  by reference to Exhibit 3.1 of Caterair International Corporation's Registration

                  Statement on Form S-1, Registration No. 33-30918.

3.2               Bylaws of Caterair International Corporation.  Incorporated by reference to
                  Exhibit 3.2 of Caterair International Corporation's Registration Statement on

                  Form S-1, Registration No. 33-30918.

10.1              Caterair Noncompetition Agreement, dated as of December 15, 1989, among
                  Marriott Corporation, Host International, Inc., Caterair Holdings Corporation and
                  Caterair International Corporation.  Incorporated by reference to Exhibit 10.24 of
                  Caterair International Corporation's Registration Statement on Form S-1,
                  Registration No.  33-31309.

10.2              Marriott Noncompetition Agreement, dated as of December 15, 1989, among
                  Marriott Corporation, Host International, Inc., Caterair Holdings Corporation and
                  Caterair International Corporation.  Incorporated by reference to Exhibit 10.25 of
                  Caterair International Corporation's Registration Statement on Form S-1,
                  Registration No.  33-31309.

10.3              Credit Agreement, dated as of September 29, 1995, by and among Caterair
                  Holdings Corporation, Caterair International Corporation, Onex Food Services,
                  Inc., SC International Services, Inc., the lenders party thereto, Bankers Trust
                  Company, Morgan Guaranty Trust Company of New York and Goldman, Sachs
                  & Co., as Co-Arrangers, Goldman, Sachs & Co., as Documentation Agent,
                  Bankers Trust Company, as Syndication Agent, Morgan Guaranty Trust
                  Company of New York, as Administrative Agent, and The Bank of New York, as
                  Co-Agent. *

10.4              Caterair Key Employee Retention Plan.  Incorporated by reference to Exhibit
                  10.11 of SC International Services, Inc.'s Registration Statement on Form S-1,
                  Registration No. 33-94572.

10.5              Amendment No. 1 to Caterair Key Employee Retention Plan.  Incorporated by
                  reference to Exhibit 10.11.1 of SC International Services, Inc.'s Registration
                  Statement on Form S-1, Registration No. 33-94572.

10.6              Phantom Stock Plan for Management Employees of Onex Food Services, Inc.
                  and its Subsidiaries.*

10.7              Lease Agreement between Caterair International Corporation and TriNet
                  Corporate Realty Trust, Inc. Incorporated by reference to Exhibit 10.35 of
                  Caterair International Corporation's Registration Statement on Form S-1,
                  Registration No.  33-65964.

10.8              First Amendment to Lease Agreement between Caterair International
                  Corporation and TriNet Corporate Realty Trust, Inc.  Incorporated by reference to Exhibit 10.21 of SC International Services, Inc.'s Registration Statement on
                  Form S-1, Registration No. 33-94572.

10.9              Tax Sharing Agreement, dated as of December 15, 1989, among Caterair
                  Holdings Corporation, Caterair International Corporation and Marriott
                  Corporation. Incorporated by reference to Exhibit 10.25 of SC International
                  Services, Inc.'s Registration Statement on Form S-1, Registration No. 33-94572.

10.10             Caterair International Corporation Transition Severance Plan.  Incorporated by
                  reference to Exhibit 10.26 of SC International Services, Inc.'s Registration
                  Statement on Form S-1, Registration No. 33-94572.

10.11             Indenture, dated as of September 15, 1995, between SC International Services,
                  Inc. and The Bank of New York, as trustee, relating to the Senior Subordinated
                  Notes, with form of Senior Subordinated Note and Guarantee included therewith.*

10.12             License Agreement, dated as of September 29, 1995, between Sky Chefs, Inc.
                  and Caterair International Corporation.*

10.13             License Agreement, dated as of September 29, 1995, between Caterair
                  International, Inc. (II) and Caterair International Corporation.*

10.14             Sublease Agreement, dated as of September 29, 1995, between Caterair
                  International Corporation and Sky Chefs, Inc., together with Schedule of additional Sublease Agreements between such parties.*

10.15             Sublease Agreement, dated as of September 29, 1995, between Caterair
                  International Corporation and Caterair International, Inc. (II), together with
                  Schedule of additional Sublease Agreements between such parties.*

10.16             Noncompetition Agreement, dated as of September 29, 1995, between Caterair
                  International Corporation and Sky Chefs, Inc.*

10.18             Promissory Note, dated September 29, 1995, by Caterair International
                  Corporation payable to the order of SC International Services, Inc.*

10.19             Agreement, dated as of February 19, 1995, between SC International Services,
                  Inc. and Caterair International Corporation relating to an interest swap transaction.*

10.20             Advisory and Administrative Services Agreement, dated as of September 29,
                  1995, between Caterair International Corporation and Sky Chefs, Inc.*

10.21             Employment Agreement, dated as of March 4, 1994, between Caterair
                  International Corporation and Harry J. D'Andrea.

10.21.1           Memorandum, dated September 29, 1995, relating to Harry J. D'Andrea's employment agreement.

10.21.2           Memorandum, dated September 6, 1995, relating to Harry J. D'Andrea's employment agreement.

10.22             Employment Agreement, dated as of December 12, 1989, between Angelo D.
                  Bizzarro and Caterair International Corporation.

10.22.1           Amendment, dated as of September 14, 1994, between Angelo D. Bizzarro and
                  Caterair International Corporation, relating to Angelo D. Bizzarro's employment agreement.

10.23             Employment Agreement, dated as of December 15, 1989, between Daniel J.
                  Altobello and Caterair International Corporation.

10.23.1           Amendment, dated as of September 14, 1994, between Daniel J. Altobello and
                  Caterair International Corporation, relating to Daniel J. Altobello's employment contract.

21.1              Subsidiaries of Caterair International Corporation.*

- ------------------
*      Previously filed.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CATERAIR INTERNATIONAL CORPORATION

Date: July 21, 1996        By:   /s/ Daniel J. Altobello
                              -------------------------
                              Daniel J. Altobello
                              President and Chairman of the Board of Directors

                                  EXHIBIT INDEX

                                                                                                             Sequentially
                                                                                                               Numbered
Exhibit No.       Description of Document                                                                       Pages
 2.1              Master Agreement, dated as of April 26, 1995, among Onex Food Services, Inc.,
                  Caterair Holdings Corporation and Caterair International Corporation.
                  Incorporated by reference to Exhibit 2.1 of SC International Services, Inc.'s
                  Registration Statement on Form S-1, Registration No. 33-94572.

 2.2              Amendment No.  1 to Master Agreement, dated as of September 29, 1995, among Onex Food Services, Inc., Caterair Holdings Corporation and Caterair
                  International Corporation.*

 3.1              Certificate of Incorporation of Caterair International Corporation.  Incorporated
                  by reference to Exhibit 3.1 of Caterair International Corporation's Registration
                  Statement on Form S-1, Registration No. 33-30918.

3.2               Bylaws of Caterair International Corporation.  Incorporated by reference to
                  Exhibit 3.2 of Caterair International Corporation's Registration Statement on
                  Form S-1, Registration No. 33-30918.

10.1              Caterair Noncompetition Agreement, dated as of December 15, 1989, among
                  Marriott Corporation, Host International, Inc., Caterair Holdings Corporation and
                  Caterair International Corporation.  Incorporated by reference to Exhibit 10.24 of
                  Caterair International Corporation's Registration Statement on Form S-1,
                  Registration No.  33-31309.

10.2              Marriott Noncompetition Agreement, dated as of December 15, 1989, among
                  Marriott Corporation, Host International, Inc., Caterair Holdings Corporation and
                  Caterair International Corporation.  Incorporated by reference to Exhibit 10.25 of
                  Caterair International Corporation's Registration Statement on Form S-1,
                  Registration No.  33-31309.

10.3              Credit Agreement, dated as of September 29, 1995, by and among Caterair
                  Holdings Corporation, Caterair International Corporation, Onex Food Services,
                  Inc., SC International Services, Inc., the lenders party thereto, Bankers Trust
                  Company, Morgan Guaranty Trust Company of New York and Goldman, Sachs
                  & Co., as Co-Arrangers, Goldman, Sachs & Co., as Documentation Agent,
                  Bankers Trust Company, as Syndication Agent, Morgan Guaranty Trust
                  Company of New York, as Administrative Agent, and The Bank of New York, as
                  Co-Agent. *

10.4              Caterair Key Employee Retention Plan.  Incorporated by reference to Exhibit
                  10.11 of SC International Services, Inc.'s Registration Statement on Form S-1,
                  Registration No. 33-94572.

Sequentially
                                                                                                          Numbered
Exhibit No.       Description of Document                                                                  Pages
10.5              Amendment No. 1 to Caterair Key Employee Retention Plan.  Incorporated by
                  reference to Exhibit 10.11.1 of SC International Services, Inc.'s Registration

                  Statement on Form S-1, Registration No. 33-94572.

10.6              Phantom Stock Plan for Management Employees of Onex Food Services, Inc.
                  and its Subsidiaries.*

10.7              Lease Agreement between Caterair International Corporation and TriNet
                  Corporate Realty Trust, Inc. Incorporated by reference to Exhibit 10.35 of
                  Caterair International Corporation's Registration Statement on Form S-1,
                  Registration No.  33-65964

10.8              First Amendment to Lease Agreement between Caterair International
                  Corporation and TriNet Corporate Realty Trust, Inc.  Incorporated by reference to Exhibit 10.21 of SC International Services, Inc.'s Registration Statement on
                  Form S-1, Registration No. 33-94572.

10.9              Tax Sharing Agreement, dated as of December 15, 1989, among Caterair
                  Holdings Corporation, Caterair International Corporation and Marriott
                  Corporation. Incorporated by reference to Exhibit 10.25 of SC International
                  Services, Inc.'s Registration Statement on Form S-1, Registration No. 33-94572.

10.10             Caterair International Corporation Transition Severance Plan.  Incorporated by
                  reference to Exhibit 10.26 of SC International Services, Inc.'s Registration
                  Statement on Form S-1, Registration No. 33-94572.

 10.11            Indenture, dated as of September 15, 1995, between SC International Services,
                  Inc. and The Bank of New York, as trustee, relating to the Senior Subordinated
                  Notes, with form of Senior Subordinated Note and Guarantee included therewith.*

10.12             License Agreement, dated as of September 29, 1995, between Sky Chefs, Inc.
                  and Caterair International Corporation.*

10.13             License Agreement, dated as of September 29, 1995, between Caterair
                  International, Inc. (II) and Caterair International Corporation.*

10.14             Sublease Agreement, dated as of September 29, 1995, between Caterair
                  International Corporation and Sky Chefs, Inc., together with Schedule of additional Sublease Agreements between such parties.*

10.15             Sublease Agreement, dated as of September 29, 1995, between Caterair
                  International Corporation and Caterair International, Inc. (II), together with
                  Schedule of additional Sublease Agreements between such parties.*

10.16             Noncompetition Agreement, dated as of September 29, 1995, between Caterair
                  International Corporation and Sky Chefs, Inc.*

Sequentially
                                                                                                          Numbered
Exhibit No.       Description of Document                                                                  Pages
10.18             Promissory Note, dated September 29, 1995, by Caterair International
                  Corporation payable to the order of SC International Services, Inc.*

10.19             Agreement, dated as of February 19, 1995, between SC International Services,
                  Inc. and Caterair International Corporation relating to an interest swap transaction.*

10.20             Advisory and Administrative Services Agreement, dated as of September 29,
                  1995, between Caterair International Corporation and Sky Chefs, Inc.*

10.21             Employment Agreement, dated as of March 4, 1994, between Caterair
                  International Corporation and Harry J. D'Andrea.

10.21.1           Memorandum, dated September 29, 1995, relating to Harry J. D'Andrea's employment agreement.

10.21.2           Memorandum, dated September 6, 1995, relating to Harry J. D'Andrea's employment agreement.

10.22             Employment Agreement, dated as of December 12, 1989, between Angelo D. Bizzarro and
                  Caterair International Corporation.

10.22.1           Amendment, dated as of September 14, 1994, between Angelo D. Bizzarro and Caterair
                  International Corporation, relating to Angelo D. Bizzarro's employment agreement.

10.23             Employment Agreement, dated as of December 15, 1989, between Daniel J. Altobello and Caterair
                  International Corporation.

10.23.1           Amendment, dated as of September 14, 1994, between Daniel J. Altobello and Caterair
                  International Corporation, relating to Daniel J. Altobello's employment contract.

21.1              Subsidiaries of Caterair International Corporation.*

- ------------------
*      Previously filed.