Form 10-K405
period 1997-12-31
CATERAIR INTERNATIONAL CORP
filed 1998-03-30
CIK 855019

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________.

                        Commission File Number: 333-37475

                       CATERAIR INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                             52-1640561
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                524 East Lamar Boulevard, Arlington, Texas 76011
              (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (817) 792-2123


Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   None.


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES   |X|     NO  |_|

                            [Cover page 1 of 2 pages]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of the filing.

            Not applicable.

      As of March 30, 1998, the Registrant had outstanding 10,000 shares of common stock, $.01 par value per share.

Documents incorporated by reference: None.


                            [Cover page 2 of 2 pages]

                                      INDEX

                                                                                                    Page
                                     Part I

Item 1.  Business..................................................................................   1
Item 2.  Properties................................................................................   6
Item 3.  Legal Proceedings.........................................................................   6
Item 4.  Submission of Matters to a Vote of Security Holders.......................................   7

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....................   7
Item 6.  Selected Financial Data...................................................................   8
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....  11
Item 8.  Financial Statements and Supplementary Financial Data.....................................  16
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure......  16

                                    Part III

Item 10.  Directors and Officers...................................................................  16
Item 11.  Executive Compensation...................................................................  17
Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................  19
Item 13.  Certain Relationships and Related Transactions...........................................  19

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................  21

Part I.

Item 1.  Business

Introduction

      On September 29, 1995, Caterair International Corporation (the "Company"), Caterair Holdings Corporation (the parent of the Company, "Caterair Holdings") and Onex Food Services, Inc. ("OFSI") entered into a series of agreements whereby OFSI and an affiliate of OFSI exchanged common stock and warrants of OFSI for certain stock and debt held by Caterair Holdings' shareholders and creditor, as a result of which OFSI and its affiliate acquired more than 50% of the total outstanding voting shares, and more than 25% of the total outstanding non-voting shares, of Caterair Holdings. Concurrent with such transaction, subsidiaries of OFSI, including SC International Services, Inc. ("SCIS"), through its wholly-owned operating subsidiaries, Sky Chefs, Inc. ("Sky Chefs") and Caterair International, Inc. (II) ("CII"), leased, subleased, licensed or acquired substantially all of the worldwide business and assets of the Company (collectively, the "Combination"). See "Certain Relationships and Related Transactions -- The Combination." Prior to September 29, 1995, the Company was primarily engaged in the business of providing airline catering services. Following the consummation of the Combination, the Company discontinued substantially all of its airline catering operations, and primarily engages in the business of leasing, subleasing and licensing its assets to subsidiaries of SCIS.

      Following the consummation of the Combination, the Company retained certain operations relating to customer contracts for which consents to the Combination were not obtained. Such consents were obtained during the second quarter of 1996 and such operations were leased, subleased and licensed to SCIS and its subsidiaries at such time.

      The Company is a Delaware corporation, incorporated in December 1989 when it acquired the airline catering business of Marriott Corporation ("Marriott") through a buy-out involving senior management and The Carlyle Group, L.P., a private investment firm. The Company's executive offices are located at 524 East Lamar Boulevard, Arlington, Texas 76011.

Leasing and Licensing Operations

      Leasing Operations

      In connection with the Combination, Sky Chefs and CII leased or subleased substantially all of the Company's real and personal tangible domestic assets for a six-year term (expiring 2001) (the "Domestic Leases"). In the event the Company's lease of such assets is for a shorter period than six years, the applicable Domestic Lease is for such shorter period. Sky Chefs and CII each have options to purchase all or a portion of the assets covered by the Domestic Leases for amounts determined under formulas in the Domestic Leases that were intended to result in exercise prices equal to the estimated fair market value of such assets at the time or times of exercise of such options. The options are exercisable until the date which is 30 days after the termination of the applicable Domestic Lease. It is not certain that such purchase options will be exercised. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

      Licensing Operations

      In connection with the Combination, pursuant to license agreements between the Company and each of Sky Chefs and CII, respectively (the "License Agreements"), Sky Chefs and CII obtained the rights under certain of the Company's customer contracts for a six-year term (expiring 2001). Sky Chefs and CII have options to purchase all or a portion of the customer contract rights covered by the License Agreements for amounts determined under formulas in the License Agreements that were intended to result in exercise prices equal to the estimated fair market value of such rights at the time or times of exercise of such options. The options are exercisable at any time until the date which is 90 days after the termination of the applicable License Agreement. It is not certain whether such purchase options will be exercised. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

      The loss of the business with Sky Chefs and/or CII (or a significant portion thereof) would have a material adverse effect on the Company, as Sky Chefs and CII currently provide substantially all of the Company's revenues.

      Employees

      The Company currently operates one airline catering kitchen outside of the United States, employing approximately 117 persons as of December 31, 1997, of which approximately 100 are unionized. The Company considers its relationship with its employees and their respective union representatives to be good. Other than with respect to the operations relating to that kitchen, the Company is involved in the business of leasing and licensing its domestic assets to Sky Chefs and CII.

      Government Regulation

      General. Each of the Company's United States kitchens is subject to federal, state and local laws and regulations, governing health, sanitation, safety, customs and security. In addition, the design and construction of new kitchens are affected by federal, state and local laws and regulations regarding food and health matters, environmental matters, zoning and land use. The Company's kitchen outside the United States is subject to various foreign laws and regulations. None of these laws and regulations has had a material adverse effect on the Company's leasing, licensing, or other operations taken as a whole, and the Company has not experienced any significant difficulties in obtaining material licenses and approvals necessary to its operations. More stringent and varied laws, regulations and requirements (particularly at the local level), however, could result in increases in costs at kitchens. There can be no assurance that the Company will in the future be able to obtain necessary licenses and approvals or that it will remain in compliance with applicable laws and regulations or that such laws and regulations will not have a material adverse effect on the Company's operations.

      Environmental. Under various federal, state and local laws and regulations, a current or previous owner or operator, manager or developer of real estate may be liable for the costs of removing and remediating certain hazardous or toxic substances on the property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of removing or remediating these substances may be substantial and the presence of these substances, or the failure to remediate conditions affected by the substances promptly, may adversely affect the owner's or operator's ability to sell or lease the real estate or to borrow using the real estate as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removing or remediating the substances at the disposal or treatment facility. Certain laws impose liability for the release of asbestos into the air and owners or operators of real properties may be sued for personal injury associated with alleged exposure to asbestos. In connection with its discontinued operations previously conducted at its properties, and the ownership or leasing and operation of its properties, the Company may be potentially liable for these costs. In addition, the presence of hazardous or toxic substances at a site adjacent to or in the vicinity of a property could require the property owner or user to participate in remediation activities in certain cases or could have an adverse effect on the value of such property. The Company believes that it is in substantial compliance in all material respects with applicable federal, state and local regulations regarding hazardous or toxic substances and is not subject to liability thereunder which would have a material adverse effect on its business or financial condition.

      The Company maintains underground storage tanks used to store fuel for trucks at a number of kitchens located in the United States and other countries. Under federal and state regulations, the Company is subject to various requirements applicable to underground fuel storage tanks, including requirements for upgrading tanks, operating standards, release detection requirements, and financial responsibility requirements. In the past, a number of the Company's underground storage tanks have discharged fuel. The Company has removed all tanks where it was aware of such discharges and remediated, or is in the process of remediating, any contamination resulting from such discharges and has removed all but one of its remaining underground storage tanks located in the United States. The Company is not aware of any liability that it has in connection with the existing or previous ownership or operation of underground storage tanks that would have a material adverse effect on the Company's business or financial condition.

      The government regulations described above apply to the current leasing and licensing operations of the Company as well as to other operations conducted by the Company.

Former Operations

      Discontinued Catering Operations

      The following description relates to the business conducted by the Company prior to the consummation of the Combination on September 29, 1995. For a more detailed description of the Combination, see "Certain Relationships and Related Transactions -- The Combination."

      Prior to the consummation of the Combination, the Company operated or managed, directly or indirectly through joint ventures, 106 kitchens located at or adjacent to 85 airports in 24 countries.

      The Company conducted airline catering services out of kitchens at or near airports for airline customers which included: (i) designing and planning menus;
(ii) purchasing food products, beverages and other items in accordance with customer specifications; (iii) preparing and assembling individual meals; (iv) stocking liquor and beverage service carts; (v) loading meals and service carts onto trucks which transport them from the kitchen to the airplane; (vi) unloading and cleaning plates, utensils and other accessories from airplanes on which meals have been served; (vii) providing linens, ice and duty free items; and (viii) providing inventory management and storing airline-owned dining equipment, which includes plates, utensils, trays, carts, glasses and various other items.

      In the United States, a substantial portion of the food products, non-alcoholic beverages and other items used by the Company were purchased under contracts negotiated and specified by airlines and, generally, the cost of food products, non-alcoholic beverages and such other items were passed through to airline customers without profit. However, in the Company's international operations, food products, beverages and other items were generally purchased locally under contracts negotiated by the Company.

      For information relating to the amounts of revenues, operating profit or loss and identifiable assets attributable to each of the Company's geographic areas, see the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In connection with the Combination on September 29, 1995, the Company discontinued its airline catering operations, and sold substantially all of its foreign operations to SCIS and its subsidiaries.

      Domestic Operations. In connection with the Combination, the Company leased, subleased and licensed substantially all of its real, personal and tangible domestic assets to Sky Chefs and CII. The Company had 1997 domestic revenues of approximately $76 million, derived from the Company's leasing and licensing operations. Prior to the consummation of the Combination, the Company owned or leased 60 kitchens serving 42 airports in the United States.

      International Operations. In connection with the Combination, the Company sold substantially all of its foreign operations to SCIS and its subsidiaries. Prior to consummation of the Combination, outside the United States, the Company operated or managed, directly or indirectly through joint ventures, 46 kitchens at or near 43 airports in 23 countries, including England, France, Spain, Australia, Venezuela, Brazil, Argentina, Canada, Chile and Russia, and kitchens in Central America and the Caribbean for which the Company had technical services or management agreements. The Company generally initiated and conducted its international operations through acquisitions of existing catering businesses and joint ventures with airline carriers or other local partners, including Qantas Airlines in Australia, Aeroflot in Russia, Goddard Enterprises Ltd. in the Caribbean, and a consortium of Persian Gulf carriers in England.

      A typical joint venture arrangement with an airline provided for initial capital investments by the Company and its joint venture partner for construction of a kitchen and for a long-term management agreement under which the

Company received a fee for operating the kitchen as well as a long-term catering contract with the customer/partner. The joint venture arrangement permitted the Company to service other carriers as well as its joint venture partner. In most cases, the airline joint venture partner committed to purchase all of its airline catering requirements from the Company at the airports covered by the joint venture.

      Discontinued Non-Airline Catering Operations

      Prior to consummation of the Combination, the Company was also involved in non-airline catering operations which accounted for a relatively small portion of its sales. Such operations in the United States involved primarily the preparation and delivery of meals to healthcare facilities and convenience stores. These activities were conducted from the Company's kitchens. Outside the United States, the Company principally operated employee cafeterias at industrial plants, office buildings and other facilities.

      In connection with the acquisition of the Company in 1989, Caterair Holdings and Marriott Corporation entered into a non-competition agreement which prohibits the Company, subject to certain limited exceptions, from participating in the food, beverage, merchandise and duty free shop businesses and similar businesses operated in airport terminals or related facilities and certain food and service management businesses conducted by Marriott Corporation in 1989, other than the airline catering service business, until December 15, 2001.

      Customers

      Prior to the consummation of the Combination, the Company provided airline catering services to over 170 airlines. The Company's largest North American customers included American Airlines ("American"), Delta Air Lines, Northwest Airlines, United Airlines and Canadian Airlines International and the Company's five largest international customers included Qantas Airways, Japan Air Lines, Iberia Airlines, Lufthansa and Cathay Pacific Airlines. The Company's current contract with American (the "American Contract") runs through the end of 2001, subject to adjustment based on performance. The American Contract was terminated in 1994 as a result of the Company's financial difficulties. However, prior to the consummation of the Combination, American continued to conduct business with the Company as if such contract had remained in effect. In connection with the Combination, American consented to the reinstatement of the American Contract and the licensing of such contract by the Company to Sky Chefs and CII.

      The American Contract also specifies pricing and quality performance standards; failure to comply with these standards may result in financial penalties or termination of the contract at the affected airport (or in some case at a comparable airport), and, under certain circumstances, the purchase of the kitchen at the affected airport by American. During 1997, American terminated SCIS' services at six of the kitchens formerly operated by the Company due to SCIS' failure to comply with these quality standards. Based on current service levels, the Company estimates that such terminations will result in reductions of annual revenues to SCIS of approximately $34 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In September, 1997, Mr. Robert Crandall, the Chairman and Chief Executive Officer of AMR, the parent of American, was reported to have stated to financial analysts that in his opinion American's contracts with the SCIS' (including the Company's American Contract which is licensed to Sky Chefs and CII) "[produce] a cost disadvantage relative to other caterers" and that American will seek to eliminate its perceived cost disadvantage. SCIS and American periodically discuss issues surrounding the terms of these contracts and such discussions have continued following Mr. Crandall's remarks. From time to time the contracts with American have been amended and/or extended, and such contracts maybe further amended and/or extended in the future.

      Only one customer (American at 12%) accounted for more than 10% of the Company's 1995 revenues. The loss of the business with American licensed to Sky Chefs and CII would indirectly have a material adverse effect on the business of the Company.

      Competition

      The airline catering industry is highly competitive. Several large United States and international caterers, as well as a number of small caterers operating at one or more locations and, at certain locations, airport terminal concession operations, compete for airline catering business. Furthermore, there are few competitive restraints for a new caterer or an airline to begin catering in any market. Prior to the consummation of the Combination, the Company competed primarily with other independent caterers, and to some extent with captive caterers, on the basis of price, service and performance. The Company's principal competitors in the United States were Dobbs International Services, Inc., a subsidiary of Viad Inc, Ogden Allied Aviation Services Division, a subsidiary of Ogden Corporation, and Sky Chefs. The Company's principal competitors outside the United States were Alpha Airport Group PLC, Gate Gourmet, the airline catering subsidiary of Swissair, and other captive caterers.

      The busiest airports have numerous kitchens operated by major caterers. At some of these airports, unutilized capacity exists, which leads to increased competition among caterers and gives airlines leverage in negotiating contracts with all caterers with facilities located there. On the other hand, some other airports are serviced by only one caterer. Competitive constraints in the airports where there is only one caterer include the airlines' ability to cater their planes at other airports and the possibility that other caterers may be encouraged to enter that particular airport if the existing caterer is not competitive.

      Airline catering at most major airports outside the United States was traditionally dominated by the local flag carriers, which typically maintained their own catering operations to serve locations where they had a significant share of air passenger traffic. In recent years, however, governments generally have reduced their control over local flag carriers and increased the landing privileges of other airlines.

      In connection with the acquisition of the Company in 1989, Marriott Corporation and Caterair Holdings entered into a non-competition agreement which prohibits Marriott Corporation, subject to certain exceptions, from participating in the airline catering business until December 15, 2001.

      In connection with the consummation of the Combination, the Company and Sky Chefs entered into a non-competition agreement which prohibits the Company, subject to certain exceptions, from engaging in the airline catering business until September 29, 2001.

      Government Regulation

      In addition to the government regulations applicable to the current operations of the Company, the former airline catering operations of the Company were subject to the following regulations. See "Business -- Leasing and Licensing Operations -- Government Regulation" and "Certain Relationships and Related Transactions -- The Combination."

      Federal Regulation of Food Services. In addition to applicable state and local regulations, the Company's former operations at domestic kitchens were subject to regulation and inspection by the United States Food and Drug Administration (the "FDA"). Every kitchen in the United States was required to meet the FDA's minimum standards relating to the handling, preparation and delivery of food, including requirements relating to the temperature of food and the cleanliness of the kitchen and the hygiene of its personnel. Leftover and discarded food arriving in the United States on incoming international flights was required to be disposed of in accordance with requirements established by the United States Department of Agriculture.

      Customs and Security. The Company and its former operations were subject to certain federal laws and regulations which are designed to prevent certain criminal activities, primarily smuggling and terrorism. In an effort to prevent such activities, the Federal Aviation Administration requires a five-year background investigation of all employees of the Company who have access to the airport ramps and loading docks from which meals are delivered and boarded onto aircraft. The United States Customs Service, in addition to requiring a similar background investigation, has the right to inspect all items removed from incoming international flights, including food trays and related equipment.

Item 2.  Properties.

      United States Properties.

      At December 31, 1997, the Company owned or leased 57 kitchens, at or near 41 major airports throughout the United States with approximately 2.5 million square feet of building area. The Company owns 1 of its kitchens, the remaining 56 are leased. The kitchens are located at or near major airports and range in size from approximately 12,000 square feet to 130,000 square feet of building area and operate 20 to 24 hours a day. The size and structure of the Company's kitchens vary depending upon the number of meals to be produced by each kitchen. Most of the Company's kitchens are leased on a long-term basis from airport authorities, TriNet Corporate Realty Trust, Inc. and its affiliates, and other third parties (generally for initial terms of 10 to 20 years).

      The Company presently leases and subleases substantially all of its properties located in the United States to Sky Chefs and CII pursuant to the Domestic Leases. See "Business -- Leasing Operations" and "Certain Relationships and Related Transactions -- The Combination."

      The Company's leasehold improvements with respect to these properties revert to the lessors upon termination of the leases, except to the extent the Company has and exercises a purchase option with respect to the leased property.

      Nearly all kitchen leases on airport property in the United States require the Company to pay ground rent, which ranges from an annual rate of $0.50 to $14.57 per square foot. Most kitchen leases with airport authorities require the payment of a percentage concession or royalty fee generally ranging from 2.0% to 13.8% of gross revenues. Approximately one-half of the Company's kitchen leases in the United States require the payment of the greater of the percentage fee or the ground rent amount. Most of the other kitchen leases require the payment of ground rent plus the percentage fee. Many of the fixed rental kitchen leases have escalation clauses that provide for periodic increases tied to the consumer price index. The majority of kitchen leases entered into by the Company during the past ten years provide for periodic adjustment of ground rent which is either fixed or is based upon an appraisal. The Company also pays building rent in connection with several of its kitchen leases in the United States. The Company is currently negotiating or renegotiating certain of its kitchen leases.

      The Company leases and subleases until 2004 approximately 44,866 square feet at 6550 Rock Spring Drive, Bethesda, Maryland 20817 (which is subleased to
SCIS).

      The Company owns or leases, a fleet of special-purpose catering and utility vehicles which it formerly used to deliver its catering services to airplanes in the United States prior to the consummation of the Combination. The Company presently leases and subleases substantially all such vehicles to Sky Chefs and CII.

      The Company also owns or leases land or facilities at locations in California, Hawaii, New York and Florida that are either not in operation or are currently being subleased.

      International Properties.

      In connection with the Combination, the Company sold substantially all of its foreign properties and operations to SCIS and it subsidiaries, except for one kitchen. Such kitchen is not material to the Company's operations.

Item 3.  Legal Proceedings.

      On June 3, 1991, the Teamsters Union (the "Union") went on strike at the Company's three Los Angeles kitchens, and the Company hired replacement workers. On August 26, 1992, a National Labor Relations Board (the "NLRB") Administrative Law Judge (the "ALJ") ruled against the Company on unfair labor practice charges, including refusal to bargain with the Union on the grounds that it no longer represented a majority of the employees. On December 15, 1992, the NLRB in Washington, D.C., adopted, without substantive modification or comment, the ALJ's Recommended Decision and Order. The U.S. Supreme Court refused to hear the case in November 1994. While the Company reinstated striking employees to the extent reasonably possible, the NLRB determined that the amount of back pay payable by the Company to settle the suit was approximately $4.5 million. Such payment was made in early 1997.


      The Company is also involved in routine litigation, including a number of workers' compensation and related claims, that have arisen in the ordinary course of business. The Company does not believe that the routine litigation is material to its financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

      Not Applicable.


Part II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      There exists no established public trading market for the Company's common stock, $.01 par value per share. As of March 30, 1998, all the outstanding and issued shares of the Company's common stock were held by Caterair Holdings. The Company did not pay any dividends on its common stock during 1997. Each of (i) the Credit Agreement, dated as of September 29, 1995, and amended and restated as of August 28, 1997, by and among the Company, Caterair Holdings, OFSI, SCIS, the guarantors named therein, the lenders party thereto, Bankers Trust Company, Morgan Guaranty Trust Company of New York and Goldman, Sachs & Co., as Co-Arrangers, Goldman, Sachs & Co., as Documentation Agent, Bankers Trust Company, as Syndication Agent, Morgan Guaranty Trust Company of New York, as Administrative Agent, and The Bank of New York, as Co-Agent (as amended, the "Revolving Credit Agreement"), (ii) the Term Loan Agreement, dated as of August 28, 1997, among the Company and SCIS, as borrowers, the guarantors named therein, the lenders party thereto from time to time, Bankers Trust Company and J.P. Morgan Securities Inc., as Co-Arrangers, Bankers Trust Company, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent (the "Term Loan Agreement"), and (iii) the Indenture, dated as of August 15, 1997, among SCIS, as Issuer, the Company and certain other entities, as guarantors, and The Bank of New York, as trustee (the "Indenture"), limit the Company's ability to pay dividends on its capital stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 6.  Selected Financial Data.


                                                              Year Ended December 31,
                                         -----------------------------------------------------------------
                                            1993          1994          1995          1996          1997
                                         ---------     ---------     ---------     ---------     ---------
Income Statement Data (1)
Revenues                                 $      --     $      --     $  18,953     $  77,958     $  75,832
Cost of operations                              --            --         7,649        30,416        30,185
                                         ---------     ---------     ---------     ---------     ---------
Gross profit                                    --            --        11,304        47,542        45,675
   Depreciation and amortization                --            --         3,400        11,806        10,676
   Selling, general and administrative          --            --           125         1,393           713
                                         ---------     ---------     ---------     ---------     ---------
Operating income (loss)                         --            --         7,779        34,343        34,258
   Interest income                              --            --          (264)         (208)         (741)
   Interest expense                             --            --         4,979        18,450        17,376
   Other (income) expense                       --            --            --            --          (764)
   Income tax provision (benefit) (2)           --            --       (50,380)        8,044         8,751
                                         ---------     ---------     ---------     ---------     ---------
Income from continuing operations               --            --        53,444         8,057         9,636
Income (loss) from discontinued           (251,745)      (23,847)       27,244         1,682          (444)
operations
   Extraordinary loss, net of tax (3)           --            --        (4,319)           --        (4,219)
                                         ---------     ---------     ---------     ---------     ---------
Net income (loss)                        $(251,745)    $ (23,847)    $  76,369     $   9,739     $   4,973
                                         =========     =========     =========     =========     =========

Balance Sheet Data
Total assets                             $ 498,734     $ 498,828     $  94,277     $ 177,280     $ 160,504
Total debt and capital lease               407,968       416,714       225,542       211,031       206,353
obligations (4)
Stockholder's deficit                     (129,558)     (155,908)     (111,752)     (101,990)      (97,017)

(1) In connection with the Combination, the Company discontinued most of its airline catering services business and engaged in the business of leasing, subleasing and licensing domestic property to its affiliates, Sky Chefs and CII. See "Certain Relationships and Related Transactions -- The Combination." Accordingly, all operations prior to September 30, 1995 have been reflected as discontinued. Identifiable revenues and expenses from discontinued operations have been reclassified on the table above presenting summary historical financial data from their historical classification to separately identify them as discontinued operations for the five years ended December 31, 1997. Discontinued operations include allocations of general and administrative and interest expenses that were determined to be directly related to such operations. Summary operating results for the discontinued operations are as follows:

                                                             Year Ended December 31
                                     ----------------------------------------------------------------------
                                         1993           1994           1995           1996          1997
                                     -----------    -----------    -----------    -----------   -----------
Total Revenues                       $ 1,056,598    $ 1,023,143    $   773,243    $    31,169   $     3,837
Cost of operations                       953,914        916,422        698,689         27,854         4,080
                                     -----------    -----------    -----------    -----------   -----------
Gross profit                             102,684        106,721         74,554          3,315          (243)
   Depreciation and amortization          49,296         30,890         21,821             --            --
   Selling, general and                   46,055         42,803         27,698          1,057            38
administrative
   Goodwill write-off and                192,311             --             --             --            --
                                     -----------    -----------    -----------    -----------   -----------
restructuring charges
Operating income (loss)                 (184,978)        33,028         25,035          2,258          (281)
   Interest expense, net                  44,829         50,962         45,626             18            15
   Other                                   5,266            890           (674)           920           444
                                     -----------    -----------    -----------    -----------   -----------
Income (loss) before income             (235,073)       (18,824)       (19,917)         1,320          (740)
taxes
   Provision (benefit) for income         16,672          5,023          5,513            416          (296)
taxes
   Cumulative effect of change in
accounting                                    --             --             --             --            --
                                     -----------    -----------    -----------    -----------   -----------
     principal
Income (loss) from discontinued         (251,745)       (23,847)       (25,430)           904          (444)
operations
Gain on disposition of                        --             --         52,674            778            --
                                     -----------    -----------    -----------    -----------   -----------
discontinued operations
Income (loss) from discontinued
operations                           $  (251,745)   $   (23,847)   $    27,244    $     1,682   $      (444)
                                     ===========    ===========    ===========    ===========   ===========

      Operating income in 1993 includes the impact of a $181.9 million impairment of the Company's goodwill related to United States operations and $10.4 million in charges for restructuring costs from a management reorganization and kitchen consolidation, consisting primarily of severance and early retirement expense.

(2) In connection with the Combination, the Company evaluated the potential for the realization of its deferred tax assets and subsequently recognized a deferred income tax benefit of $50.5 million in 1995 for the realization of a portion of the net deferred tax assets. The deferred benefit was offset by $0.1 million of current tax expense.

(3) In connection with the Combination, the Company repaid all of its indebtedness outstanding prior to the Combination. The Company recorded an extraordinary loss of $4.3 million in 1995 consisting of the difference between amounts paid to lenders for full extinguishment of debt and the carrying amounts of debt including deferred financing costs and accrued interest. The extraordinary loss of $4.2 million for the year ended December 31, 1997 was due to the write off of deferred financing fees as a result of the retirement of the Company's term loan indebtedness under the Old Credit Agreement (as defined).

(4) Total debt and capital lease obligations represent current portion of long-term debt, current portion of obligations under capital leases, long-term debt, obligations under capital leases and the note payable by the Company to SCIS made in connection with the Combination. See "Certain Relationships and Related Transactions -- The Combination."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      General

      The discussion and analysis below relates to (i) the historical condensed consolidated financial statements and results of operations of the Company and its subsidiaries for the periods presented below and (ii) the liquidity and capital resources of the Company. The following discussion should be read in conjunction with the Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

      On September 29, 1995, the Company and Caterair Holdings, the parent of the Company, consummated the Combination with OFSI, pursuant to which the Company sold, licensed, leased and subleased substantially all of its worldwide business and assets to Sky Chefs and CII, both of which are subsidiaries of SCIS (which is a subsidiary of OFSI). However, after consummation of the Combination, the Company retained certain operations relating to customer contracts for which consents to the Combination were not obtained. Such consents were obtained during the second quarter of 1996 and such operations were leased, subleased and licensed to SCIS and its subsidiaries at such time. Prior to September 29, 1995, the Company was primarily engaged in the business of providing airline catering services. Following the consummation of the Combination, the Company discontinued most of its airline catering operations and primarily engages in the business of licensing, leasing and subleasing its domestic tangible property.

      In connection with the Combination, the Company sold substantially all of its foreign operations, its trade name and domestic working capital to Sky Chefs and CII and Sky Chefs and CII assumed certain of the Company's liabilities.

      In connection with the Combination, pursuant to the Domestic Leases, the Company leased and subleased to Sky Chefs and CII substantially all of its domestic tangible assets for a six-year term (expiring in 2001). In the event that the Company's lease of such assets was for less than six years, the applicable Domestic Lease is for such shorter period. Sky Chefs and CII have options to purchase all or a portion of the assets of the Company covered by the Domestic Leases for amounts determined under formulas in the Domestic Leases that were intended to result in exercise prices equal to the estimated fair market value of such assets at the time or times of exercise of any such options. The options are exercisable until the date which is 30 days after termination of the applicable Domestic Lease. It is not certain that such purchase options will be exercised. See "Certain Relationships and Related Transactions -- The Combination."

      In addition, in conjunction with the Combination, pursuant to the License Agreements, the Company licensed its rights under certain customer contracts to Sky Chefs and CII for a six-year term (expiring in 2001). Sky Chefs and CII have options to purchase all or a portion of the assets of the Company covered by the License Agreements for amounts determined under formulas in the License Agreements that were intended to result in exercise prices equal to the estimated fair market value of such assets at the time or times of exercise of any such options. The options are exercisable until the date which is 90 days after termination of the applicable License Agreement. It is not certain that such purchase options will be exercised. See "Certain Relationships and Related Transactions -- The Combination."

      In addition, in connection with the Combination, pursuant to a non-compete agreement, the Company agreed not to compete with Sky Chefs in the airline catering business for a six-year term (expiring in 2001) and Sky Chefs is obligated to pay the Company $4.0 million per year.

      The commencement date for the leasing, subleasing and licensing business was September 30, 1995.

Results of Operations

      The Company's discontinued operations for the reporting periods presented are not readily comparable to one another. Fiscal year 1995 discontinued operations reflect the termination of substantially all of the Company's former domestic airline catering operations and disposition of substantially all of the Company's former international airline catering operations and assets, its trade name and domestic working capital in connection with the Combination effective September 29, 1995.

      In connection with the Combination, the Company sold, licensed, leased and subleased substantially all of its worldwide business to SCIS and its subsidiaries. Consequently, the Company's principal source of revenues is the receipt of rents, royalties and non-compete related payments from subsidiaries of SCIS under the Domestic Leases, the License Agreements and the non-compete agreement. See "-- General" and "Certain Relationships and Related Transactions -- The Combination." For further information regarding SCIS and its subsidiaries and their respective operations, see SCIS' Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

1997 Compared with 1996

      Total Revenues. Total revenues for 1997 decreased $2.2 million to $75.8 million from $78.0 million in 1996. This decrease in total revenues was primarily due to a reduction in rental income under the Domestic Leases as certain leases expired or lease terms changed.

      Cost of Operations. Cost of operations for 1997 decreased $0.2 million to $30.2 million from $30.4 million in 1996 primarily due to reduction in the rent expense for leased kitchens as certain leases expired or lease terms changed.

      Selling, General and Administrative. Selling, general and administrative expenses were $0.7 million for 1997 compared to $1.4 million in 1996. These expenses consist primarily of fees paid to SCIS for corporate and administrative services.

      Depreciation and Amortization. Depreciation and amortization expenses were $10.7 million for 1997 compared to $11.8 million in 1996.

      Operating Income. Operating Income remained constant at $34.3 million for 1997 and 1996 primarily as a result of the factors discussed above.

      Interest Income. Interest income increased $0.5 million to $0.7 million for 1997 from $0.2 million in 1996.

      Interest Expense. Interest expense decreased $1.1 million to $17.4 million for 1997 from $18.5 million in 1996.

      Other (Income) Expense. Other income of $0.7 million for 1997 was the result of the gain on the disposal of certain fixed assets. No other income or expenses were realized during 1996.

      Income Tax Provision (Benefit). The income tax provision increased slightly to $8.8 million for 1997 from $8.0 million in 1996 as a result of increased income from continuing operations.

      Income (Loss) from Discontinued Operations. The Company incurred a $0.4 million loss on discontinued operations for 1997 compared to $1.7 million of income in 1996. The Company realized approximately $1.3 million of income in 1996 from the assumption by SCIS on May 31, 1996 of liabilities associated with certain discontinued operations (consisting of the two kitchens leased/licensed by SCIS) and approximately $0.8 million of gain on the disposal of assets relating to discontinued operations. The remaining losses from discontinued operations of $0.4 million and $0.4 million for 1997 and 1996, respectively, are related to the Company's operations in Portugal which have been reclassified as discontinued.

      Extraordinary Loss. The extraordinary loss of $4.2 million for 1997 was a result of the write off of deferred financing fees relating to the retirement of the Company's indebtedness under the Old Credit Agreement (as defined) in connection with the Caterair Refinancing (as defined).

      Net Income (Loss). The Company's net income for 1997 decreased $4.7 million to $5.0 million from $9.7 million in 1996, primarily as a result of the factors discussed above.

1996 Compared with 1995

      Operating results for 1996 reflect a full year of leasing and licensing operations. Operating results for 1995 include leasing and licensing operations for only three months and one day, after the effective date of the Combination on September 29, 1995. The results for the first nine months of 1995 are presented as discontinued operations. As such, the operating results for these two years are not comparable. Therefore, 1996 operating results presented below are compared to the annualized results for 1995 as if the leasing and licensing operations were in effect for the full year.

      Total Revenues. Actual total revenues were $78.0 million in 1996 versus actual total revenues of $19.0 million in 1995. Annualized total revenues for 1995 would have been $75.8 million. The increase in 1996 total revenues over annualized 1995 total revenues was primarily due to payments received by the Company from SCIS in 1996 under the License Agreements relating to the operations of two kitchens subleased/licensed by SCIS from the Company on May 31, 1996.

      Cost of Operations. Actual cost of operations increased to $30.4 million in 1996 from $7.6 million in 1995. Annualized cost of operations for 1995 would have been $30.6 million.

      Selling, General and Administration. Actual selling, general and administrative expenses were $1.4 million in 1996 compared to $0.1 million in 1995. Annualized 1995 selling, general and administrative expenses would have been $0.5 million. The increase in actual 1996 selling, general and administrative expenses over the annualized 1995 selling, general and administrative expenses was due to additional legal and consulting fees incurred in 1996 related to the Combination.

      Depreciation and Amortization. Actual depreciation and amortization expenses increased to $11.8 million in 1996 from $3.4 million in 1995. Annualized 1995 depreciation and amortization expenses would have been $13.6 million. The decrease in actual 1996 depreciation and amortization expenses from annualized 1995 depreciation and amortization expenses is due to certain assets of the Company becoming fully depreciated during 1996.

      Operating Income. Actual operating income increased to $34.3 million from $7.8 million in 1995. Annualized operating income for 1995 would have been $31.1 million. The increase in actual 1996 operating income from annualized 1995 operating income is primarily attributable to increased revenues derived under the License Agreements and lower depreciation and amortization expenses during 1996 than 1995 as certain assets of the Company became fully depreciated during 1996.

      Interest Income. Actual interest income decreased $0.1 million to $0.2 million in 1996 from $0.3 million in 1995.

      Interest Expense. Actual interest expense increased to $18.5 million in 1996 from $5.0 million in 1995. Annualized 1995 interest expense would have been $20.0 million. The decrease in actual interest expense in 1996 from annualized interest expense for 1995 is a result of the reduction of outstanding debt due to repayments made during 1996.

      Income (Loss) from Discontinued Operations. Income from discontinued operations decreased $25.5 million to $1.7 million in 1996 from $27.2 million in 1995. The decrease in income from discontinued operations is primarily the result of the gain from the sale during 1995 of most of the net assets and liabilities of the Company in connection with the Combination.

      Income Tax Provision (Benefit). The income tax provision for 1996 was $8.0 million compared to an income tax benefit of $50.4 million recorded in 1995. Prior to the Combination, the Company had a valuation allowance to fully reserve for its gross deferred tax assets because of the uncertainties surrounding the losses of operations to be sustained for income tax reporting purposes. In connection with the Combination, the Company evaluated the potential for the realization of a portion of all of the deferred tax assets. The Company determined, based upon the weight of the evidence, it was more likely than not that a portion of the deferred tax assets would be realized. In the fourth quarter of 1995, the Company recognized an income tax benefit of $50.5 million for the realization of a portion of the net deferred tax assets.

      Net Income (Loss). The Company's net income for 1996 decreased $66.6 million to $9.7 million from $76.4 million in 1995, primarily due to the factors discussed above.

Liquidity and Capital Resources

      On August 28, 1997, the Company repaid and retired all of its outstanding indebtedness under the Credit Agreement, dated as of September 29, 1995, among SCIS, the Company, Caterair Holdings, OFSI and the lenders named therein (the "Old Credit Agreement") (approximately $155.9 million) with borrowings under the senior secured Term Loan Agreement (the "Caterair Refinancing"). Concurrently, SCIS, the Company, certain other parties and certain lenders entered into the $90.0 million senior secured Revolving Credit Agreement (the Revolving Credit Agreement, together with the Term Loan Agreement, the "Senior Bank Financing").

      Pursuant to the Senior Bank Financing, certain lenders provided (i) SCIS with loans under the Revolving Credit Agreement in an amount up to $90.0 million (including a sub-limit of $50.0 million for letters of credit) on a revolving credit basis for working capital and general corporate purposes of SCIS, the Company and their respective subsidiaries (such Revolving Credit Agreement expires on August 28, 2002), (ii) the Company with a nine and one-half year term loan under the Term Loan Agreement in an aggregate principal amount of $160.0 million for purposes of refinancing the Company's indebtedness under the Old Credit Agreement and funding payment of related transaction costs (such loan has a final maturity in 2007) and (iii) SCIS with a nine and one-half year term loan under the Term Loan Agreement in an aggregate principal amount of $90.0 million for purposes of financing, in part, SCIS' repurchase of its 13% Senior Subordinated Notes due 2005, funding payment of related transaction costs and general corporate purposes (such loan has a final maturity in 2007).

      All of the indebtedness under the Revolving Credit Agreement and the Term Loan Agreement is senior secured indebtedness. The Revolving Credit Agreement does not require scheduled amortization or scheduled commitment reductions. The Term Loan Agreement requires scheduled amortization payments. Each of the Revolving Credit Agreement and the Term Loan Agreement, under certain circumstances, requires SCIS or the Company, as the case may be, to make mandatory prepayments and commitment reductions. In addition, each of SCIS and the Company may make optional prepayments and commitment reductions pursuant to the terms of the Revolving Credit Agreement and the Term Loan Agreement, as the case may be.

      Obligations of the Company under the Senior Bank Financing are jointly and severally guaranteed by OFSI (on a limited basis), an affiliate of OFSI (on a limited basis), SCIS, Sky Chefs, CII and certain other domestic subsidiaries of SCIS and obligations of SCIS under the Senior Bank Financing are jointly and severally guaranteed by OFSI (on a limited basis), an affiliate of OFSI (on a limited basis), the Company, Sky Chefs, CII and certain domestic subsidiaries of SCIS. In addition, obligations under the Senior Bank Financing are secured by
(i) first priority security interests in virtually all tangible and intangible assets of SCIS, the Company, and their respective wholly-owned domestic subsidiaries and (ii) pledges of all capital stock of SCIS and the Company, and all capital stock and notes owned by SCIS, the Company, and their respective domestic subsidiaries (limited in the case of capital stock of foreign subsidiaries to 65% of such capital stock).

      Each of the loans under the Senior Bank Financing bears interest at specified margins over the applicable Eurodollar rate or base rate.

      Effective September 12, 1997, the Company entered into an interest swap agreement to reduce interest rate exposure on its long-term debt. The agreement covers a notional amount of $160.0 million at December 31, 1997 and has a stated maturity of September 15, 2002.

      The Company's principal sources of liquidity are expected to be cash flows from rents, royalties and non-compete related payments from Sky Chefs and CII under the Domestic Leases, the License Agreements and the non-compete agreement described herein. For further information regarding SCIS and its subsidiaries and their respective operations, see SCIS' Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      As a result of the Combination and the Senior Bank Financing, the Company is highly leveraged. At December 31, 1997, the aggregate amount of outstanding indebtedness of the Company (including borrowings and guarantees of SCIS' indebtedness but excluding the loan by SCIS to the Company and $22.0 million of letters of credit) was $551.2 million. In connection with the Combination, SCIS loaned the Company $37.8 million. This loan bears interest at the rate of 8.0% per annum (payable-in-kind), matures in 2001 and is secured by a lien on all of the Company's assets, which is subordinated to the lien securing the obligations under the Senior Bank Financing. As of December 31, 1997, the outstanding principal amount of this loan was $45.0 million. During the year ending December 31, 1998, the Company will be required to make approximately $19.7 million in respect of lease payments. The Company anticipates that no capital expenditures will be made during 1998.

      The Revolving Credit Agreement, which contains the most restrictive covenants, the indenture relating to SCIS' 9 1/4% Senior Subordinated Notes due 2007 as well as the Term Loan Agreement contain a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, guarantee obligations, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, and otherwise restrict corporate activities. In addition, such agreements require compliance with specified financial tests based on the combined financial position of SCIS and the Company.

      The continuation of the Company's operations is substantially dependent upon Sky Chef's and CII's ability to make payments under the Domestic Leases, the License Agreements and the non-compete agreement. The Term Loan Agreement under the Senior Bank Financing provides the Company with $160.0 million of senior secured term loans, and the Senior Bank Financing provides SCIS with up to $180.0 million of senior secured financing, consisting of $90.0 million of term loans under the Term Loan Agreement and up to $90.0 million of availability under the Revolving Credit Agreement (including up to $50.0 million of availability for letters of credit). As of December 31, 1997, approximately $22.0 million of letters of credit, issued primarily to insurance carriers providing workers' compensation and related surety bonds and leases, were outstanding under the Revolving Credit Agreement. The Company as well as Sky Chefs, CII and certain other SCIS' domestic subsidiaries have guaranteed, on a joint and several basis, SCIS' obligations under SCIS' $300.0 million principal amount of 9 1/4% Senior Subordinated Notes due 2007 (the "Notes").

      For a discussion of the application of the proceeds received by SCIS from the sale of the Notes and certain other information regarding the Notes and certain related transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" at Item 7 of SCIS' Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Such Item 7 is incorporated by reference herein.

      Based upon the current levels of operations after the Combination, the Offering and the Senior Bank Financing, the Company believes that cash flow from operations will be adequate to meet anticipated requirements for working capital, debt services and lease payments. There can be no assurance, however, that cash flows will be sufficient to meet such obligations.

      Net cash provided by operating activities for 1997 declined to $23.8 million from $31.7 million in 1996, primarily as a result of lower net income in 1997. Net cash provided by (used in) investing activities increased to $1.2 million during 1997 from ($7.8) million during 1996, primarily as a result of lower capital expenditures and lower advances to affiliates. Net cash used in financing activities decreased to $10.6 million during 1997 from $17.6 million during 1996 due to lower repayments of debt.

Recent Accounting Standards

      During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income," effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 130 mandates that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 effective January 1, 1998.

      Also during June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information," effective for financial statements for fiscal years beginning after December 15, 1997. Preliminary analysis of this new standard by the Company indicates that the standard will not have a material impact on its financial statements.

      In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132 ("SFAS 132"), "Employers' Disclosures About Pensions and Other Postretirement Benefits," effective for financial statements for fiscal years beginning after December 15, 1997. This statement significantly changes current financial statement disclosure requirements for pensions and other postretirement benefits. The Company will adopt SFAS 132 effective January 1, 1998.

      Year 2000 Issue

      The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer systems which have been written using two digits, rather than four, to define the applicable year of business transactions.

       In connection with the Combination, on September 29, 1995, SCIS and its subsidiaries leased, licensed and subleased substantially all of the Company's domestic assets, and since such date, have operated such assets, including the computer systems and related computer programs located at the Company's domestic kitchens. Accordingly, SCIS has assumed operational and financial responsibility for addressing the Year 2000 issue with respect to such computer systems and computer programs. Further, it is the operations of SCIS and its subsidiaries, rather than those of the Company that would be adversely affected by any material costs, problems or uncertainties associated with causing such systems to become Year 2000 compliant.

      Accordingly, the Company does not anticipate that it will experience any direct material costs, problems or uncertainties as a result of the Year 2000 issue. However, lease, license and royalty payments from SCIS are the Company's principal source of revenue; accordingly, the operations of the Company could be materially and adversely affected if the operations of SCIS and its subsidiaries were to be materially and adversely affected due to material costs, problems or uncertainties relating to becoming Year 2000 compliant. For a discussion of SCIS' status with respect to the Year 2000 issue, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" at Item 7 of SCIS' Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Item 8.  Financial Statements and Supplementary Financial Data.

      The financial statements and supplementary data set forth in the Index to Financial Statements on page F-1 are filed as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable.

Part III.

Item 10.  Directors and Officers of the Company.

         The following table sets forth the name, age and position of each person who serves as an executive officer or director of the Company:

Name                         Age           Position
--------------------------------------------------------------------------------
Anthony R. Melman            50            Director
Daniel J. Altobello          56            Chief Executive Officer and President

-----------------

      Anthony R. Melman was elected as the sole member of the Company's board of directors on September 29, 1995. Mr. Melman has been Vice President of Onex Corporation for more than five years and has held various executive offices at Onex Corporation since its formation. Mr. Melman serves on the board of directors of ProSource, Inc. Mr. Melman also serves on the boards of certain wholly-owned indirect subsidiaries of SCIS. Onex Corporation indirectly owns or controls more than a majority of the voting capital stock and more than 25% of the non-voting capital stock, of Caterair Holdings, the parent of the Company. Onex Corporation also has voting control of a substantial majority of the voting capital stock of OFSI, which in turn, is the parent of SCIS (which in turn, is the parent of Sky Chefs and CII). Information regarding the relationships between the Company and Caterair Holdings, on the one hand, and OFSI, SCIS, Sky Chefs or CII (and certain affiliates of the foregoing), on the other hand, is set forth in Items 1, 2, 6, 7, 8, and 13 of this Annual Report on Form 10-K.

      Daniel J. Altobello has been President and Chief Executive Officer of the Company and Caterair Holdings since December 1989. He also served as Chairman of the Board of Directors of the Company and Caterair Holdings from December 1989. Prior thereto, Mr. Altobello worked at Marriott Corporation, where he served as Executive Vice President of Marriott Corporation and Chief Operating Officer of Marriott Corporation's airline catering business. Mr.

Altobello serves as a director of American Management Systems, Inc., Colorado Prime Corp. and Blue Cross Blue Shield of Maryland, as a member of the advisory board of Thayer Capital Partners and as a trustee of Loyola Foundation, Inc., Mt. Holyoke College, Suburban Hospital Foundation, Inc. and the Woodstock Theological Center at Georgetown University. From September 29, 1995 through September 29, 1997, Mr. Altobello served as Chairman of the Board of OFSI and SCIS. Mr. Altobello has been a director of SCIS and OFSI since September 29, 1995. See "Certain Relationships and Related Transactions -- Employment Arrangements with Affiliates."

      Directors of the Company are elected at each annual meeting of stockholders to serve for one year or until their successors are elected and qualified. Executive officers hold their offices for such terms as determined by the board of directors of the Company and until their respective successors are chosen and qualified.

Item 11.  Executive Compensation.

      The following Summary Compensation Table sets forth information concerning annual and long-term compensation (for 1997, 1996 and 1995) awarded to, earned by, or paid to the Company's chief executive officer (the "Named Executive Officer").

                           Summary Compensation Table

                                                        Annual Compensation
                                      ---------------------------------------------------------
                                                                   Other
                                                                   Annual           All Other
Name and                              Salary        Bonus       Compensation      Compensation
Principal Position         Year       ($) (1)                       ($)                ($)
Daniel J. Altobello        1997       431,254        --          45,000(3)           --    (5)
Chief Executive Officer    1996       525,000        --          45,000(3)          982,572(6)
  and President(2)         1995       414,306        --          33,750(4)        1,503,822(7)

----------

(1) Amounts shown include the dollar value of base salary (cash and noncash) earned and received by Mr. Altobello.

(2) Includes compensation paid to Mr. Altobello through September 29, 1995 by the Company. Excludes $131,250 paid to Mr. Altobello from September 30, 1995 through December 31, 1995 by OFSI for services performed by Mr. Altobello under his employment contract with OFSI. Subsequent to September 29, 1995, Mr. Altobello has been compensated by OFSI. See "-- Employment Agreements" and "Certain Relationships and Related
      Transactions -- Employment Arrangements with Affiliates."

(3) Pursuant to Mr. Altobello's employment agreement with OFSI, he is entitled to $45,000 in respect of an annual perquisites allowance.

(4) Reflects payments made under the Caterair International Flexible Perquisite Plan and Caterair's contributions to the Retirement Savings and Investment Plan (401(k) Plan). Excludes $11,250 paid to Mr. Altobello from September 30, 1995 through December 31, 1995 by OFSI as a perquisite allowance under his employment contract with OFSI. See "-- Employment Agreements" and "Certain Relationships and Related Transactions--Employment Arrangements with Affiliates."

(5) Excludes contributions to be made by SCIS pursuant to Sky Chefs' Retirement Savings and Investment Plan (401(k) Plan) for 1997; contributions for 1997 have not yet been determined. See " -- Defined Contribution Plans."

(6) Includes a $978,822 payment made to Mr. Altobello by OFSI on January 1, 1996 in respect of severance payments otherwise due under Mr. Altobello's former employment agreement with the Company and $3,750 of contributions made by SCIS pursuant to Sky Chefs' Retirement Savings and Investment Plan (401(k) Plan). See "-- Employment Agreements," "-- Employee Plans," "Certain Relationships and Related Transactions -- Employment Arrangements with Affiliates" and "-- Defined Contribution Plans."

(7) Includes (i) a $525,000 restructuring payment pursuant to the Caterair Key Employee Retention Plan and (ii) a $978,822 severance payment under Mr. Altobello's former employment contract with the Company. See "-- Employment Agreements," "-- Employee Plans" and "Certain Relationships and Related Transactions -- Employment Arrangements With Affiliates."

Compensation of Directors

      Mr. Melman, the sole director of the Company since September 29, 1995, does not receive compensation for serving on the Company's board of directors.

Compensation Committee Interlocks and Insider Participation in Compensation Decision

      No member of the Company's board of directors during the year ended December 31, 1997 was an officer of employee of the Company or was formerly an officer of the Company. The Company's board of directors is currently responsible for establishing the levels of compensation and benefits for the Company's officers.

Employment Agreements

      Mr. Altobello had an employment agreement with the Company which was terminated on September 29, 1995. Mr. Altobello received a change of control payment of $525,000 pursuant to the Caterair Key Employee Retention Plan and a severance payment of $978,822 under his former employment contract with the Company upon the consummation of the Combination. In addition, on January 1, 1996, Mr. Altobello received an additional $978,822 payment from OFSI in respect of severance payments otherwise due under Mr. Altobello's former employment agreement with the Company. See "-- Employee Plans" and "-- Summary Compensation Table." In connection with the Combination, Mr. Altobello entered into a new employment agreement with OFSI. See "Certain Relationships and Related Transactions -- Employment Arrangements with Affiliates."

Employee Plans

      In September 1994, the board of directors of the Company adopted the Caterair Key Employee Retention Plan in order to provide an incentive to certain officers and other key executive and management employees to remain in the employ of the Company while the Company attempted to restructure its debt and equity. Each eligible participant in the Caterair Key Employee Retention Plan was entitled to receive certain severance benefits if (i) a change of control occurred, and (ii) during the three years following such change of control, the participant was terminated other than for cause or resigned with good reason. Severance benefits for eligible persons ranged from six months to two years of the participant's salary and benefits. Payments relating to severance under the Caterair Key Employee Retention Plan, to the extent they exceeded amounts payable under any participant's employment agreement, were in lieu of any payments due under such employment agreement. The consummation of the Combination constituted a change in control as such term was defined under the Caterair Key Employee Retention Plan. In connection with the Combination, severance benefits in the aggregate amount of approximately $2.7 million were paid by the Company. In connection with the consummation of the Combination, SCIS assumed the Company's, post-Combination obligations under the Caterair Key Employee Retention Plan. As of December 31, 1997, the maximum additional amount payable by SCIS under the Caterair Key Employee Retention Plan was $0.5 million (assuming all remaining eligible participants terminated their employment prior to September 29, 1998 in a manner which would entitle them to payments thereunder). All amounts payable under the Caterair Key Employee Retention Plan were accrued as of December 31, 1997.

      In connection with the Combination, retention payments to certain Caterair employees in the aggregate amount of $2.8 million were paid by Caterair under the Caterair Key Employee Retention Plan.

Defined Contribution Plans

      Mr. Altobello participates in the Sky Chefs' 401(k) Money$mart Savings and Retirement Plan (the "Sky Chefs 401(k) Plan"), a defined contribution retirement plan with a cash or deferral arrangement as described in Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Sky Chefs 401(k) Plan is intended to be qualified under Section 401(a) of the Code. All regular employees who are at least 21 years old, work at least 1,000 hours a year and are not excluded by a bargaining agreement are eligible to participate in the Sky Chefs 401(k) Plan. The Sky Chefs 401(k) Plan provides that each participant may elect to make pre-tax elective contributions from 1.0% to 15.0% of his or her compensation, subject to statutory limits. With respect to union employees who were hired subsequent to June 30, 1995, are not eligible to participate in the Sky Chefs HEREIU Pension Plan and satisfy certain other eligibility criteria, Sky Chefs will make a contribution equal to 1.0% of such union employee's compensation for such year. With respect to non-union employees, who were hired subsequent to September 30, 1995, are not eligible to participate in the Sky Chefs Non-Union Pension Plan and satisfy certain other eligibility criteria, Sky Chefs will make a contribution equal to 1.0% of such non-union employee's compensation for such year or such other percentage as may be determined by Sky Chefs' Plan Administration Committee for such year. All contributions made by participants are fully vested and are not subject to forfeiture. Generally, subject to limited exceptions, a participant vests in 50% of any contributions made by Sky Chefs after three years of completed service, in 75% of such Sky Chefs contributions following four years of completed service and in 100% of such Sky Chefs contributions following five years or more of completed service. Each participant's entire Sky Chefs 401(k) Plan account is distributed to the participant or his or her beneficiary, without regard to vesting, upon retirement, death, disability, or termination of employment with Sky Chefs after the completion of four years of service. The trustee under the Sky Chefs 401(k) Plan, at the direction of each participant, invests such participant's share of the assets of the Sky Chefs 401(k) Plan in a number of investment options.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      All of the Company's issued and outstanding shares of common stock, $.01 par value per share, are owned by Caterair Holdings.

      Caterair Holdings has pledged all of the issued and outstanding shares of the Company, to secure certain obligations under the Revolving Credit Agreement and the Term Loan Agreement.


Item 13.  Certain Relationships and Related Transactions.

The Combination

      On September 29, 1995, OFSI, SCIS, the Company and Caterair Holdings consummated the Combination whereby (i) SCIS, through Sky Chefs and CII, acquired, licensed, leased and subleased substantially all of the worldwide business and assets of the Company, (ii) OFSI and an affiliate thereof exchanged common stock and warrants to acquire common stock of OFSI for certain stock and debt held by Caterair Holdings' shareholders and creditor, as a result of which OFSI and its affiliate acquired more than 50% of the total outstanding voting shares, and 25% of the total outstanding nonvoting shares, of Caterair Holdings,
(iii) SCIS and the Company repaid approximately $392.3 million of Caterair's outstanding indebtedness (excluding accrued interest) and SCIS and its subsidiaries assumed certain other liabilities of Caterair, (iv) SCIS extended a $37.8 million loan to the Company (which will mature in 2001, bears interest at 8% per annum (payable in kind) and is secured by a second priority lien), (v) Caterair Holdings' indebtedness was restructured and (vi) the Company agreed not to compete with Sky Chefs in the airline catering business for a six-year term (expiring in 2001) and Sky Chefs agreed to pay the Company $4.0 million per year in respect of such agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

      In connection with the Combination, pursuant to the Domestic Leases, Sky Chefs and CII leased and subleased from the Company substantially all of its domestic tangible assets for a six-year term (expiring in 2001). In the event that the Company's lease of such assets was for less than six years, the applicable Domestic Lease is for such shorter period. Sky Chefs and CII each have options to purchase all or a portion of the assets of the Company covered by the Domestic Leases for amounts determined under formulas in the Domestic Leases that were intended to result in exercise prices equal to the estimated fair market value of such assets at the time or times of exercise of any such options. The options are exercisable until the date which is 30 days after termination of the applicable Domestic Lease. It is not certain that such purchase options will be exercised. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

      In connection with the Combination, pursuant to the License Agreements, Sky Chefs and CII licensed the Company's rights under certain customer contracts for a six-year term (expiring in 2001). Sky Chefs and CII each have options to purchase all or a portion of the customer contract rights covered by the License Agreements for amounts determined under formulas in the License Agreements that were intended to result in exercise prices equal to the estimated fair market value of such rights at the time or times of exercise of any such options. The options are exercisable at any time until the date which is 90 days after termination of the applicable License Agreement. It is not certain that such purchase options will be exercised. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

      In connection with the Combination, the Company paid Marriott International, Inc. $4.2 million to satisfy Caterair Holdings' obligations relating to accrued payments under a non-competition agreement entered into in connection with the acquisition of Caterair in 1989. In addition, the Company and OFSI agreed to pay approximately $4.8 million (plus interest thereon) to Marriott International, Inc. over a six-year period, which is the balance of amounts payable under such non-competition agreement. Amounts paid to Marriot International, Inc. during 1997 under this agreement were $1.3 million.

      As part of the Combination, SCIS, the Company, OFSI and Caterair Holdings entered into the Old Credit Agreement with certain lenders. The Company, Caterair Holdings, OFSI (on a limited basis), an affiliate of OFSI (on a limited basis) and certain subsidiaries of SCIS guaranteed SCIS' obligations under the Old Credit Agreement and SCIS, Caterair Holdings, OFSI (on a limited basis), an affiliate of OFSI (on a limited basis) and certain of subsidiaries of SCIS guaranteed Caterair's obligations thereunder. The indebtedness under the Old Credit Agreement was repaid on August 27, 1997. Additionally, Caterair (and Sky Chefs and CII) guaranteed SCIS' obligations under SCIS' 13% Senior Subordinated Notes due 2005 (which were retired in September 1997). Effective as of December 29, 1995, SCIS entered into an interest rate swap agreement to reduce interest rate exposure on long-term debt. The agreement covered a notional amount of $351 million at December 31, 1996, and had a stated maturity in 2001. The Company assumed a ratable participating interest (based upon the respective principal amounts of term loans outstanding under the Old Credit Agreement) in SCIS' rights and obligations under the interest swap. This agreement was terminated as of September 10, 1997.

      Subsequent to the consummation of the Combination, the Company continued to provide airline catering services at certain kitchens where consents to the Combination had not been obtained. Sky Chefs and the Company entered into a management services agreement with respect to the operations conducted at these kitchens whereby the Company continued to operate such kitchens using its own employees with Sky Chefs providing management and administrative services in exchange for a management fee equal to 4.0% of the net sales from such kitchens and the reimbursement of expenses incurred in connection with the performance of such services. However, during the second quarter of 1996, the Company obtained the necessary consents and on May 31, 1996 Sky Chefs leased/licensed such kitchens from the Company pursuant to the Domestic Leases and the License Agreements.

      Subsequent to the consummation of the Combination, SCIS rendered certain corporate and administrative services for the Company. During 1997, the Company paid SCIS $0.5 million for such services.

      At the time of the Combination, Caterair Holdings had approximately $343.4 million of outstanding indebtedness owing to Host Marriott Corporation, including a $280.0 million debenture (the "Holdings Debenture") issued in connection with the acquisition of the Company in 1989. In connection with the consummation of the Combination, the Holdings Debenture was restructured to consist of a $236.2 million senior secured note (the "Caterair Holdings Secured Note") and an unsecured senior debenture (the "Holdings Unsecured Debenture") in an amount equal to $43.8 million. The Holdings Secured Note was secured by a bank certificate of deposit owned by Caterair Holdings in an amount sufficient to provide for the payment of the interest on and the principal of such Note. Following this restructuring, OFSI purchased the Holdings Unsecured Debenture and the unsecured debentures ("Interest Debentures") previously issued in payment of interest on such indebtedness (approximately $63.4 million at June 30, 1995) from Host Marriott Corporation in exchange for 8,497.66 shares of OFSI Class A Common Stock and warrants to acquire 8,937.56 shares of OFSI Class A Common Stock. OFSI pledged the Holdings Unsecured Debenture to the lenders under the Senior Bank Financing as security for outstanding obligations of SCIS and its subsidiaries thereunder.

      In December 1995, OFSI sold the Holdings Unsecured Debenture and all of the then outstanding Interest Debentures to Renex Corporation ("Renex") for a purchase price of $4,181,100. Renex paid $250,000 in cash and $3,931,100 by issuing to OFSI a promissory note with a maturity date of December 15, 2001. Renex pledged the Holdings Unsecured Debenture to OFSI as security for its obligations under such promissory note. Contemporaneously with the sale of the Holdings Unsecured Debenture to Renex, Caynex, Inc., an affiliate of OFSI ("Caynex"), purchased, for a price of $310,000, an option to purchase the Holdings Unsecured Debenture from Renex at an exercise price of $4,675,000. Such option is exercisable by Caynex at any time until November 15, 2001. As security for its obligations to Caynex in connection with such option, Renex granted to Caynex a security interest in the Holdings Unsecured Debenture subordinate to the security interest held by OFSI in connection with the promissory note.

Employment Arrangements with Affiliates

      Concurrently with the consummation of the Combination, Daniel J. Altobello entered into an employment contract with OFSI. Such employment agreement, as amended, expires on September 30, 2000. The agreement, as amended, provides that Mr. Altobello, as Chairman of the Board of OFSI and an officer of certain related companies, shall receive an annual salary of $150,000 and certain fringe benefits. In connection with the consummation of the Combination, Mr. Altobello received (i) from the Company, on September 29, 1995, a $525,000 restructuring payment under the Company's Key Employee Retention Plan, (ii) from the Company, on September 29, 1995, a $978,822 severance payment pursuant to the change-of-control provision of his former employment agreement with the Company and (iii) from OFSI, on January 1, 1996, $978,822 in respect of severance payments otherwise due under Mr. Altobello's former employment agreement with the Company.

      In connection with the Combination, Mr. Altobello and the Altobello Family Limited Partnership exchanged all of the shares of common and preferred stock of Caterair Holdings held by them for 435.71 shares of OFSI Class A Common Stock. Mr. Altobello's employment contract provides that Mr. Altobello shall hold such shares subject to certain restrictions on transfer contained in the Management Shareholders Agreement, dated as of May 29, 1986, as amended, among OFSI, an affiliate thereof, and certain management employees of OFSI and its subsidiaries. On February 27, 1997, the Altobello Family Limited Partnership (of which Mr. Altobello is the general partner) sold 420.90 shares of OFSI Class A Common Stock to Onex U.S. LLC, the direct parent of OFSI, for $877,997.40.

Part IV.

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

            3. See subitem (c) below.

      (b)   Reports on Form 8-K.

            No reports on Form 8-k have been filed during the last quarter of the period covered by this Annual Report on Form 10-K

      (c) List of Exhibits.


Exhibit
Number                        Description of Exhibit
-------     --------------------------------------------------------------------


2.1 Master Agreement, dated as of April 26, 1995, among Onex Food Services, Inc., Caterair Holdings Corporation and Caterair International Corporation. Incorporated by reference to Exhibit 2.1 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

2.1.1 Amendment No. 1 to Master Agreement, dated as of September 29, 1995, among Onex Food Services, Inc., Caterair Holdings Corporation and Caterair International Corporation. Incorporated by reference to
            Exhibit 2.2 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

2.2 Sublease Agreement, dated as of September 29, 1995, between Sky Chefs, Inc. and Caterair International Corporation, together with Schedule of additional Subleases between such parties. Incorporated by reference to Exhibit 10.26 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

2.3 Sublease Agreement, dated as of September 29, 1995, between Caterair International, Inc. (II) and Caterair International Corporation, together with Schedule of additional Subleases between such parties. Incorporated by reference to Exhibit 10.27 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

2.4 License Agreement, dated as of September 29, 1995, between Sky Chefs, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit 10.24 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

2.5 License Agreement, dated as of September 29, 1995, between Caterair International, Inc. (II) and Caterair International Corporation. Incorporated by reference to Exhibit 10.25 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

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

4.1 Indenture, dated as of August 15, 1997, among SC International Services, Inc., as Issuer, The Bank of New York, as Trustee, Caterair International Corporation and the other Guarantors named therein. Incorporated by reference to Exhibit 4.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

4.2 Form of Notes (both Exchange Notes and Restricted Notes) issued under the Indenture, dated as of August 15, 1997 (included in Exhibit 4.1).

4.3 Form of Guarantee (of both Exchange Notes and Restricted Notes) issued under the Indenture, dated as of August 15, 1997 (included in Exhibit 4.1).

10.1 Purchase Agreement, dated as of August 22, 1997, among SC International Services, Inc., Caterair International Corporation and the other Guarantors named therein, and BT Securities Corporation, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Smith Barney, Inc. and Bankers Trust International PLC, as Initial Purchasers. Incorporated by reference to Exhibit 10.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

10.2 Registration Rights Agreement, dated as of August 28, 1997, among SC International Services, Inc., the Guarantors named therein, and BT Securities Corporation, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Smith Barney, Inc., and Bankers Trust International PLC. Incorporated by reference to
            Exhibit 10.2 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

10.3 Dealer Manager Agreement, dated August 25, 1997, among SC International Services, Inc., Sky Chefs, Inc., Caterair International, Inc. (II), Caterair International Corporation and BT Securities Corporation. Incorporated by reference to Exhibit 10.3 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

10.4 Phantom Stock Plan for Management Employees of Onex Food Services, Inc. and its Subsidiaries. Incorporated by reference to Exhibit 10.6 of Caterair International Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10.5 Caterair Noncompetition Agreement, dated as of December 15, 1989, between Caterair International Corporation, Caterair Holdings Corporation, Marriott Corporation and Host International, Inc. Incorporated by reference to Exhibit 10.24 of Caterair International Corporation's Registration Statement on Form S-1, Registration Statement No. 33-31309.

10.6 Marriott Noncompetition Agreement, dated as of December 15, 1989, among Marriott Corporation, Host International, Inc., Caterair Holdings Corporation and Caterair International Corporation. Incorporated by reference to Exhibit 10.25 of Caterair International Corporation's Registration Statement on Form S-l, Registration No. 33-31309.

10.7        Caterair Key Employee Retention Plan. Incorporated by reference to
            Exhibit 10.11 of SC International Services, Inc.'s Registration Statement on Form S-1, Registration No. 33-94572.

10.8        Amendment No. 1 to Caterair Key Employee Retention Plan.
            Incorporated by reference to Exhibit 10.11.1 of SC International Services, Inc.'s Registration Statement on Form S-1, Registration No. 33-94572.

10.9        Caterair International Corporation Transition Severance Plan.
            Incorporated by reference to Exhibit 10.26 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

10.10 Tax Sharing Agreement, dated as of December 15, 1989, among Caterair Holdings Corporation, Caterair International Corporation and Marriott Corporation. Incorporated by reference to Exhibit 10.25 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

10.11 Credit Agreement, dated as of September 29, 1995, and amended and restated as of August 28, 1997, among SC International Services, Inc., as borrower, Onex Food Services, Inc., Caterair Holdings Corporation, Caterair International Corporation, the guarantors named therein, the lenders party thereto from time to time, Bankers Trust Company and J.P. Morgan Securities, Inc., as co-arrangers, Bankers Trust Company, as syndication agent, The Bank of New York, as co-agent, and Morgan Guaranty Trust Company of New York, as administrative agent. Incorporated by reference to Exhibit 10.34 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

10.12 Term Loan Agreement, dated as of August 28, 1997, among Caterair International Corporation and SC International Services, Inc., as borrowers, the guarantors named therein, the lenders party thereto from time to time, Bankers Trust Company and J.P. Morgan Securities Inc., as co-arrangers, Bankers Trust Company, as syndication agent, and Morgan Guaranty Trust Company of New York, as administrative agent. Incorporated by reference to Exhibit 10.35 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

10.13 Noncompetition Agreement, dated as of September 29, 1995, between Caterair International Corporation and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.16 of Caterair International Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

10.14 Promissory Note, dated September 29, 1995, by Caterair International Corporation payable to the order of SC International Services, Inc. Incorporated by reference to Exhibit 10.18 of Caterair International Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

10.15 Agreement, dated as of February 19, 1995, between SC International Services, Inc. and Caterair International Corporation relating to an interest swap transaction. Incorporated by reference to Exhibit
            10.19 of Caterair International Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

10.16 Advisory and Administrative Services Agreement, dated as of September 29, 1995, between Caterair International Corporation and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.20 of Caterair International Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

10.17 Lease Agreement, dated as of May 15, 1993, between TriNet Essential Facilities X, Inc. and Caterair International Corporation, together with Schedule of additional Lease Agreements between such parties. Incorporated by reference to Exhibit 10.27 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.17.1 First Amendment to Lease Agreement, dated as of September 22, 1995, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.27.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.17.2 Second Amendment to Lease Agreement, dated as of December 1, 1995, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.27.2 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.17.3 Third Amendment to Lease Agreement, dated as of June 1, 1996, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.27.3 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.17.4 Fourth Amendment to Lease Agreement, dated as of December 23, 1996, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.27.4 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.17.5 Fifth Amendment to Lease Agreement, dated as of June 23, 1997, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.27.5 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.17.6 Sixth Amendment to Lease Agreement, dated as of August 22, 1997, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.27.6 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.17.7 Limited Waiver dated as of August 22, 1997, by TriNet Essential Facilities X, Inc. in favor of Caterair International Corporation. Incorporated by reference to Exhibit 10.27.7 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.18 Lease Agreement, dated as of May 15, 1993, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation, together with Schedule of additional Lease Agreements between such parties. Incorporated by reference to Exhibit 10.28 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.18.1 First Amendment to Lease Agreement, dated as of September 22, 1995, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.28.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.18.2 Second Amendment to Lease Agreement, dated as of December 1, 1995, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.28.2 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.18.3 Third Amendment to Lease Agreement, dated as of June 1, 1996, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.28.3 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.18.4 Fourth Amendment to Lease Agreement, dated as of December 23, 1996, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.28.4 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.18.5 Fifth Amendment to Lease Agreement, dated as of June 23, 1997, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.28.5 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.18.6 Sixth Amendment to Lease Agreement, dated as of August 22, 1997, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.28.6 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.18.7 Limited Waiver, dated as of August 22, 1997, by TriNet Essential Facilities VIII R, Inc. and in favor of Caterair International Corporation. Incorporated by reference to Exhibit 10.28.7 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.19 Guaranty, dated as of September 22, 1995, by SC International Services, Inc., Sky Chefs, Inc., Onex Food Services, Inc. and Caterair International, Inc. (II) for the benefit of TriNet Essential Facilities VIII R, Inc. Incorporated by reference to
            Exhibit 10.29 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.20 Guaranty, dated as of September 22, 1995, by SC International Services, Inc., Sky Chefs, Inc., Onex Food Services, Inc. and Caterair International, Inc. (II) for the benefit of TriNet Essential Facilities X, Inc. Incorporated by reference to Exhibit
            10.30 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.21 Indenture, dated as of September 15, 1995, among SC International Services, Inc., as Issuer, the guarantors named therein and The Bank of New York, as trustee, relating to SC International Services, Inc.'s 13% Senior Subordinated Notes due 2005, with form of Senior Subordinated Note and Guarantee included therewith. Incorporated by reference to Exhibit No. 10.23 of SC International Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

21.1 Subsidiaries of Caterair International Corporation. Incorporated by reference to Exhibit 21.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

27. Financial Data Schedule for Caterair International Corporation and consolidated subsidiaries for the fiscal year ended December 31, 1997.

99. Item 7 of SC International Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
      SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

      No annual report to security holders covering the registrant's last fiscal year or proxy statement, form of proxy or other soliciting materials with respect to any annual or other meeting of security-holders has been sent to any of the registrant's security holders.

                         INDEX TO FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----

Caterair International Corporation and Subsidiaries:

     Report of Independent Accountants for the three years in
      the period ended December 31, 1997..............................   F-2

     Consolidated Balance Sheets as of December 31, 1997 and 1996.....   F-3

     Consolidated Statements of Operations for each of the three years
      in the period ended December 31, 1997...........................   F-4

     Consolidated Statements of Shareholder's Equity for each of the
      three years in the period ended December 31, 1997...............   F-5

     Consolidated Statements of Cash Flows for each of the three years
      in the period ended December 31, 1997...........................   F-6

     Notes to Consolidated Financial Statements.......................   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors
Caterair International Corporation:

We have audited the accompanying consolidated balance sheets of Caterair International Corporation and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholder's deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caterair International Corporation and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                /s/ Coopers & Lybrand, L.L.P.

Dallas, Texas
February 12, 1998

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                           December 31,
                                                                                     -----------------------
                           ASSETS                                                       1997          1996
                                                                                     ---------     ---------
Current assets:
     Cash and cash equivalents                                                       $  21,201     $   6,847
     Accounts receivable (net of allowance for doubtful accounts of
          $523 and $994 in 1997 and 1996, respectively)                                 12,821        15,874
     Current portion of amount due from affiliate under non-competition agreement        3,037         3,130
     Advances to affiliate                                                               3,970         4,505
     Deferred income taxes                                                                 785           920
     Prepaid expenses and other                                                          1,136         1,312
                                                                                     ---------     ---------

          Total current assets                                                          42,950        32,588

Property and equipment, net                                                             68,782        79,395
Deferred income taxes                                                                   30,235        38,458
Deferred financing cost, net                                                             2,549         4,875
Due from affiliate under non-competition agreement                                       9,752        12,458
Other assets                                                                             6,236         9,506
                                                                                     ---------     ---------

          Total assets                                                               $ 160,504     $ 177,280
                                                                                     =========     =========

                         LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                                        $  14,068     $  24,841
     Current portion of deferred revenue under non-competition agreement                 3,037         3,130
     Current portion of long-term debt                                                   1,600        17,206
     Current portion of obligations under capital leases                                   110           105
                                                                                     ---------     ---------

          Total current liabilities                                                     18,815        45,282

Obligations under capital leases                                                         1,678         1,788
Long-term debt                                                                         158,000       150,298
Note payable to affiliate                                                               44,965        41,634
Deferred revenue under non-competition agreement with affiliate                          8,701        11,738
Net liabilities of discontinued operations                                               3,419         3,332
Other long-term liabilities and deferred credit                                         21,943        25,198
                                                                                     ---------     ---------

          Total liabilities                                                            257,521       279,270

Commitments and contingencies                                                               --            --

Shareholder's deficit:
     Common stock, $.01 par value; 10,000 shares authorized and issued                      --            --
     Additional paid-in capital                                                        173,596       173,596
     Advance to parent                                                                 (38,947)      (38,947)
     Cumulative translation adjustment                                                      23            23
     Accumulated deficit                                                              (231,689)     (236,662)
                                                                                     ---------     ---------

          Total shareholder's deficit                                                  (97,017)     (101,990)
                                                                                     ---------     ---------

          Total liabilities and shareholder's deficit                                $ 160,504     $ 177,280
                                                                                     =========     =========

    The accompanying notes are an integral part of the consolidated financial statements.

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)




                                                               Year Ended December 31,
                                                         ----------------------------------
                                                           1997         1996         1995
                                                         --------     --------     --------
Revenues from affiliates:
     License income                                      $ 32,545     $ 34,349     $  8,001
     Rental income                                         40,157       40,479       10,169
     Income under non-competition agreement                 3,130        3,130          783
                                                         --------     --------     --------

         Total revenues                                    75,832       77,958       18,953
                                                         --------     --------     --------

Operating expenses:
     Cost of operations                                    30,185       30,416        7,649
     Selling, general and administrative                      713        1,393          125
     Depreciation and amortization                         10,676       11,806        3,400
                                                         --------     --------     --------

         Total operating expenses                          41,574       43,615       11,174
                                                         --------     --------     --------

Operating income                                           34,258       34,343        7,779
Interest income                                              (741)        (208)        (264)
Interest expense                                           17,376       18,450        4,979
Other income                                                 (764)          --           --
                                                         --------     --------     --------

Income from continuing operations before income taxes      18,387       16,101        3,064
Income tax provision (benefit)                              8,751        8,044      (50,380)
                                                         --------     --------     --------

         Income from continuing operations                  9,636        8,057       53,444
                                                         --------     --------     --------

Discontinued operations, net of taxes:
     Income (loss) from discontinued operations              (444)         904      (25,430)
     Gain on disposition of discontinued operations            --          778       52,674
                                                         --------     --------     --------

         Income (loss) from discontinued operations          (444)       1,682       27,244
                                                         --------     --------     --------

Income before extraordinary item                            9,192        9,739       80,688

Extraordinary loss from early extinguishment of debt       (4,219)          --       (4,319)
                                                         --------     --------     --------

         Net income                                      $  4,973     $  9,739     $ 76,369
                                                         ========     ========     ========


    The accompanying notes are an integral part of the consolidated financial statements.

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




                                         Common Stock       Additional     Advance    Cumulative
                                     -------------------     Paid-In         to       Translation   Accumulated
                                     Shares     Amount       Capital       Parent     Adjustment     Deficit        Total
                                     ------    ---------    ----------   ---------    -----------   -----------   ---------
Balance, December 31, 1994           10,000    $      --    $ 173,596    $      --     $      --    $(322,700)    $(149,104)

Net income                               --           --           --           --            --       76,369        76,369

Dividend                                 --           --           --           --            --          (70)          (70)

Advance to parent                        --           --           --      (38,947)           --           --       (38,947)
                                     ------    ---------    ---------    ---------     ---------    ---------     ---------

Balance, December 31, 1995           10,000           --      173,596      (38,947)           --     (246,401)     (111,752)

Cumulative translation adjustment        --           --           --           --            23           --            23

Net income                               --           --           --           --            --        9,739         9,739
                                     ------    ---------    ---------    ---------     ---------    ---------     ---------

Balance, December 31, 1996           10,000           --      173,596      (38,947)           23     (236,662)     (101,990)

Net income                               --           --           --           --            --        4,973         4,973
                                     ------    ---------    ---------    ---------     ---------    ---------     ---------

Balance, December 31, 1997           10,000    $      --    $ 173,596    $ (38,947)    $      23    $(231,689)    $ (97,017)
                                     ======    =========    =========    =========     =========    =========     =========



    The accompanying notes are an integral part of the consolidated financial statements.

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                            Year Ended December 31,
                                                                     -------------------------------------
                                                                        1997          1996          1995
                                                                     ---------     ---------     ---------
Cash flows from operating activities:
     Net income                                                      $   4,973     $   9,739     $  76,369
     Adjustments to reconcile net income from continuing
         operations to net cash provided by operating activities:
         Depreciation and amortization                                  10,676        11,806         3,400
         Deferred income taxes                                           8,358         8,485       (50,480)
         Interest on note payable to affiliate settled in-kind           3,331         3,090           756
         Noncash interest expense                                          771         1,017           254
         Extraordinary loss from early extinguishment of debt            4,219            --         4,319
         Bad debt expense                                                 (476)          994            --
         Gain on sale of fixed assets                                     (764)           --            --
         Gain on disposition of discontinued operations                     --          (778)      (52,674)
     Change in working capital items (Note 14)                          (7,068)       (6,469)       (9,852)
     Change in other assets and liabilities                               (262)           --            --
     Proceeds from insurance carrier from loss on capital assets            --         1,200            --
     Net effect of discontinued operations                                  87         2,581       (39,683)
                                                                     ---------     ---------     ---------

         Net cash provided by (used in) operating activities            23,845        31,665       (67,591)
                                                                     ---------     ---------     ---------

Cash flows from investing activities:
     Capital expenditures                                                   --        (2,300)       (6,128)
     Proceeds from sale of discontinued operations                          --            --       208,300
     Proceeds from sale of fixed assets                                    619            --            --
     (Advances to) repayments from affiliates                              535        (5,548)           --
     Net effect of discontinued operations                                  --            --        (5,417)
                                                                     ---------     ---------     ---------

         Net cash provided by (used in) investing activities             1,154        (7,848)      196,755
                                                                     ---------     ---------     ---------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                          160,000            --       185,000
     Repayments of long-term debt and capital lease obligations       (168,009)      (17,601)     (301,854)
     Repayments on the revolving credit facility                            --            --       (62,500)
     Proceeds from note payable to affiliate                                --            --        37,788
     Deferred financing costs                                           (2,636)           --            --
                                                                     ---------     ---------     ---------

         Net cash used in financing activities                         (10,645)      (17,601)     (141,566)
                                                                     ---------     ---------     ---------

Increase (decrease) in cash and cash equivalents                        14,354         6,216       (12,402)
Cash and cash equivalents, beginning of period                           6,847           631        13,033
                                                                     ---------     ---------     ---------

Cash and cash equivalents, end of period                             $  21,201     $   6,847     $     631
                                                                     =========     =========     =========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                    $  16,186     $  15,268     $  67,610
         Income taxes                                                       --            --         6,945

Supplemental disclosure of noncash financing and investing
     activities:
     Liabilities assumed by purchaser upon disposition of
         discontinued operations                                     $      --     $   4,464     $  44,048

    The accompanying notes are an integral part of the consolidated financial statements.

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS AND BASIS OF CONSOLIDATION

         Caterair International Corporation ("Caterair" or the "Company") is a wholly-owned subsidiary of Caterair Holdings Corporation ("Holdings"). On September 29, 1995, the Company, Holdings, SC International Services, Inc. and its subsidiaries ("SCIS") and its parent, Onex Food Services, Inc. ("OFSI") consummated transactions with the shareholders and creditor of Holdings (the "Transactions") whereby OFSI and an affiliate of OFSI exchanged common stock and warrants of OFSI, valued in the aggregate amount of $38,947, for certain stock and debt held by Holdings' shareholders and creditor, as a result of which OFSI and its parent acquired more than 50% of the total outstanding voting shares of Holdings and approximately 25% of the total outstanding nonvoting shares of Holdings. In addition, as part of the Transactions, SCIS acquired, licensed, leased and subleased most of the worldwide business and assets of the Company (other than with respect to certain operations which were temporarily retained as described in Note 2).
         The proceeds from the Transactions were approximately $247,247 which consisted of $208,300 in cash and approximately $38,947 in common stock and warrants of OFSI (See Note 2). The Company recognized a $52,674 gain, net of transaction fees, on the disposition of discontinued operations. There was no tax effect on this gain.

         Prior to the Transactions, the Company was principally engaged in providing international and domestic airline catering services. Subsequent to the Transactions (other than with respect to certain operations which were temporarily retained as described in Note 2), the Company is principally engaged in the business of leasing, subleasing and licensing domestic property to SCIS and its subsidiaries. The accompanying consolidated financial statements include the accounts of the Company and all remaining wholly-owned and majority owned subsidiaries. All significant intercompany transactions have been eliminated.

         MANAGEMENT ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.
         Actual results could differ from those estimates.

         REVENUE RECOGNITION

         License income is recognized as services are provided under the various license agreements. Rental income is recognized on a straight-line basis over the lease period.

         CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, all highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash flows from swap transactions are classified in the same category as the items being hedged.

         The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

         INTEREST RATE SWAP AGREEMENTS

         The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreement.

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

         PROPERTY AND EQUIPMENT

         The provision for depreciation and amortization of property and equipment is computed using the straight-line method. The estimated useful lives are as follows:

                  Buildings                      25 years
                  Leasehold improvements         Term of the lease or estimated useful
                                                      life, whichever is less
                  Furniture and equipment        4 to 10 years
                  Vehicles                       4 to 10 years

         Gains and losses from disposals of property and equipment are reflected in the results of operations in the period of disposal.

         Property and equipment under capital leases are amortized over the lives of the leases or the estimated useful lives of the assets, whichever is less.

         INTANGIBLE ASSETS

         Intangible assets consisting primarily of rights, licenses and non-competition agreements are recorded at cost. These assets are being amortized over their estimated useful lives using the straight-line method.

         IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

         On March 31, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted this standard effective January 1, 1996, which did not have a material impact on the Company's financial position or results of operations.

         NON-COMPETITION AGREEMENTS

         Revenues under a non-competition agreement are recognized ratably over the terms of the agreement.

         DEFERRED FINANCING COSTS

         Costs incurred related to the issuance of debt are deferred and amortized over the life of the related debt using the effective interest rate method. Deferred financing costs related to debt outstanding prior to the Transactions (described in Note 2) were written off as a component of the extraordinary loss from early extinguishment of debt. The Company amortized $771, $1,017 and $254 of these costs in 1997, 1996 and 1995, respectively, which are reflected in interest expense.

         INCOME TAXES

         The accounts of the Company are included in the consolidated federal income tax return of Holdings. Current and deferred income taxes are allocated to the Company as if it were a separate taxpayer.

         Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities.

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

         RECLASSIFICATION OF PRIOR PERIOD AMOUNTS

         Certain prior period amounts have been reclassified to conform to the current year presentation.

         RECENT ACCOUNTING STANDARDS

         During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," effective for financial statements for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 effective January 1, 1998.

         Also during June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for fiscal years beginning after December 15, 1997. Preliminary analysis of this new standard by the Company indicates that the standard will not have a material impact on its financial statements.

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for financial statements for fiscal years beginning after December 15, 1997. This statement significantly changes current financial statement disclosure requirements for pensions and other postretirement benefits. The Company will adopt SFAS 132 effective January 1, 1998.

2.       DISCONTINUED OPERATIONS

         As described in Note 1, the Company consummated the Transactions on September 29, 1995 whereby it discontinued most of its airline catering services business and primarily engaged in the business of leasing, subleasing and licensing domestic property to affiliates, Sky Chefs, Inc. ("Sky Chefs") and Caterair International, Inc. (II) ("CII"), both wholly-owned subsidiaries of SCIS. Accordingly, all operations prior to September 30, 1995 have been reflected as discontinued.

         The Company was unable to obtain certain consents to the Transactions with respect to certain of the Company's kitchens at which one airline is the major customer. Such consents with respect to these operations were obtained during the second quarter of 1996 and such operations were leased, subleased and licensed to SCIS and its subsidiaries. Prior to obtaining this consent, the Company and SCIS entered into a management agreement for the operations at these kitchens whereby the Company continued to operate them with its employees and SCIS provided management and administration support services in exchange for a management fee equivalent to 4% of the kitchen's net sales. Management fees paid under this arrangement amounted to $1,057 and $604 for the period ended December 31, 1996 and 1995, respectively.

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2.       DISCONTINUED OPERATIONS--(CONTINUED)

         Concurrent with the Transactions, the Company borrowed $185,000 from a consortium of lenders and $37,788 from SCIS (see Note 5). The borrowings, as well as the cash proceeds ($208,300, net) from the Transactions, were utilized to repay indebtedness outstanding under the Company's prior credit agreement, senior notes and debentures in the aggregate amount of approximately $364,000 plus accrued interest, and to pay certain expenses relating to the Transactions. The Company recorded an extraordinary loss of $4,319 consisting of the difference between amounts paid to lenders for full extinguishment of debt and carrying amounts of debt including deferred financing costs and accrued interest. There was no tax effect on this extraordinary loss.

         Identifiable revenues and expenses from discontinued operations have been reclassified on the accompanying consolidated statements of operations from their historical classification to separately identify them as discontinued operations. Discontinued operations include allocations of general and administrative and interest expenses that were determined to be directly related to such operations. Summary operating results for discontinued operations follows:

                                                               Years Ended December 31,
                                                         ------------------------------------
                                                            1997          1996         1995
                                                         ---------     ---------    ---------
         Revenues                                        $   3,837     $  31,169    $ 773,243
         Cost of operations                                  4,080        27,854      698,689
         Selling, general and administrative expenses           38         1,057       27,698
         Depreciation and amortization                          --            --       21,821
                                                         ---------     ---------    ---------

         Operating income (loss)                              (281)        2,258       25,035
         Interest expense, net                                  15            18       45,626
         Other                                                 444           920         (674)
                                                         ---------     ---------    ---------

         Income (loss)  before income taxes                   (740)        1,320      (19,917)
         Income provision (benefit)                           (296)          416        5,513
                                                         ---------     ---------    ---------

         Income (loss) from discontinued operations      $    (444)    $     904    $ (25,430)
                                                         =========     =========    =========

         The identifiable assets and liabilities of discontinued operations have been reclassified on the accompanying consolidated balance sheet at December 31, 1997 and 1996 from their historical classification to separately identify them as net assets or liabilities of discontinued operations. The Company leased, subleased or licensed these operations to Sky Chefs during the second quarter of 1996. The following represents assets and liabilities relating to discontinued operations:


                                                                          December 31,
                                                                     ----------------------
                                                                       1997           1996
                                                                     -------        -------
         Current assets                                              $   531        $   333
         Other current liabilities                                    (3,947)        (3,662)
         Noncurrent liabilities                                           (3)            (3)
                                                                     -------        -------

                 Net liabilities of discontinued operations          $(3,419)       $(3,332)
                                                                     =======        =======

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2.       DISCONTINUED OPERATIONS--(CONTINUED)

         Information concerning operations by geographic area is presented below:

                                                              December 31,
                                             ---------------------------------------------
                                                1997              1996              1995
                                             ---------         ---------         ---------
         Net sales:
              United States                  $      --         $  26,859         $ 384,677
              International                      3,837             4,310           388,566
                                             ---------         ---------         ---------

                                             $   3,837         $  31,169         $ 773,243
                                             =========         =========         =========

         Operating income (loss):
              United States                  $      --         $   2,562         $  18,413
              International                       (281)             (304)            6,622
                                             ---------         ---------         ---------

                                             $    (281)        $   2,258         $  25,035
                                             =========         =========         =========

         Identifiable assets:
              United States                  $      --         $      --         $   2,180
              International                        531               333             2,296
                                             ---------         ---------         ---------

                                             $     531         $     333         $   4,476
                                             =========         =========         =========



3.       PROPERTY AND EQUIPMENT

                                                                               December 31,
                                                                         -----------------------
                                                                           1997           1996
                                                                         --------       --------
         Land                                                            $     10       $    305
         Buildings and leasehold improvements                             120,170        117,687
         Machinery and equipment                                           58,955         60,330
         Construction in progress                                              40          2,532
                                                                         --------       --------

                                                                          179,175        180,854

                 Less accumulated depreciation and amortization           110,393        101,459
                                                                         --------       --------

                                                                         $ 68,782       $ 79,395
                                                                         ========       ========


         As of December 31, 1997 and 1996, substantially all property and equipment has been leased or subleased to Sky Chefs and CII.

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4.       OTHER ASSETS

                                                       December 31,
                                                   -------------------
                                                    1997         1996
                                                   ------       ------
         Casualty insurance loss deposits          $5,239       $8,051
         Lease deposits                               144          144
         Intangible assets acquired                   853        1,137
         Other                                         --          174
                                                   ------       ------

                                                   $6,236       $9,506
                                                   ======       ======


5.       LONG-TERM DEBT AND NOTE PAYABLE TO AFFILIATE

                                                                                           December 31,
                                                                                       --------------------
                                                                                         1997        1996
                                                                                       --------    --------
         Term Loan bearing interest at 1.50% above the Eurodollar borrowing rate, or 0.50% above the lender's prime rate, due in quarterly installments of $400 of principal beginning in December 1997 through December
              2006, with a final maturity payment of $145,200 in March 2007            $159,600    $     --

         Term loans retired in 1997                                                          --     167,500

         Other long-term debt                                                                --           4
                                                                                       --------    --------


              Total debt                                                                159,600     167,504

              Less current portion of long-term debt                                      1,600      17,206
                                                                                       --------    --------

              Long-term debt                                                           $158,000    $150,298
                                                                                       ========    ========


              Senior Subordinated Note due SCIS in 2001                                $ 44,965    $ 41,634
                                                                                       ========    ========

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5.       LONG-TERM DEBT AND NOTE PAYABLE TO AFFILIATE--(CONTINUED)

         In connection with the Transactions, the Company, OFSI, SCIS and Holdings entered into a $500,000 Senior Secured Credit Agreement with a consortium of lenders (the "Credit Agreement"). The Credit Agreement provides the Company with $185,000 of term loans and provides SCIS with $315,000 of financing consisting of $225,000 of term loans and up to $90,000 of revolving loans (including up to $50,000 available for letters of credit). SCIS paid $6,147 of fees related to the Transactions on behalf of the Company. These fees were recorded as deferred financing costs in the Company's financial statements. Caterair repaid these fees to SCIS in 1996.

         In connection with the Transactions, SCIS issued $125,000 of 13% Senior Subordinated Notes due October 1, 2005 (the "Notes"). The Notes were guaranteed on a joint and several senior subordinated basis by Sky Chefs, CII and Caterair.

         On August 28, 1997, SCIS consummated an offering of $300,000 of its 9.25% Senior Subordinated Notes due 2007 (the "New Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Offering"). The price to investors of the New Notes was $299,600 in the aggregate. The New Notes are guaranteed on a joint and several senior subordinated basis by Sky Chefs, CII and certain other wholly owned domestic subsidiaries of SCIS and the Company. The New Notes (and the related guarantees) are subordinate to payment of all senior debt (as described in the Indenture relating thereto) of SCIS and the guarantors of the New Notes. The New Notes may be redeemed at the option of SCIS commencing on September 1, 2002 at prices ranging from 104.635% to 100% of face value plus accrued and unpaid interest. Up to $105,000 of the New Notes may also be redeemed with proceeds obtained through certain public equity offerings of capital stock of OFSI or SCIS. The Indenture for the New Notes contains covenants which, among other things, limit SCIS', the guarantors' and the Company's ability to pay dividends, make stock repurchases, incur additional indebtedness, engage in or use the proceeds of asset sales, create liens or engage in certain other transactions.

         The net proceeds to SCIS from the Offering, after deduction of discounts and offering expenses, were approximately $289,900. SCIS used $209,400 of the net proceeds to repay and retire all of its outstanding term loan indebtedness under the Credit Agreement.

         On August 25, 1997, SCIS commenced a tender offer for all of the Notes. In connection therewith, SCIS offered to purchase all of the notes at a price equal to 117% of the principal amount thereof plus accrued and unpaid interest to the date of purchase and solicited consents to certain amendments (the "Existing Indenture Amendments") to the Indenture relating to the Notes from the holders thereof (collectively, the "Offer to Purchase"). Holders of the Notes who consented to the Existing Indenture Amendments received a payment equal to 2% of the principal amount of the Notes from which a consent was delivered.

         The Offer to Purchase expired on September 24, 1997. All of the Notes were tendered by the holders thereof and accepted for payment by SCIS in connection with the "Existing Notes" Offer to Purchase. SCIS paid $148,750 (excluding $7,850 of accrued interest) in the aggregate in consideration of the repurchase of the Notes and the related consents. SCIS used approximately $80,500 of the net proceeds from the Offering and approximately $68,250 of borrowings under the Term Loan Agreement (as defined herein) to fund such payments.

         On August 28, 1997, SCIS, certain other parties and certain lenders entered into a senior secured revolving credit agreement (the "Revolving Credit Agreement") and the Company, SCIS, certain other parties and certain lenders entered into a senior secured credit agreement (the "Term Loan Agreement" and together with the Revolving Credit Agreement, the "Senior Bank Financing").

         Concurrently with the Offering, the Company repaid and retired all of its outstanding indebtedness under the Credit Agreement (approximately $155,900) with borrowings under the Term Loan Agreement.

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5.       LONG-TERM DEBT AND NOTE PAYABLE TO AFFILIATE--(CONTINUED)

         Pursuant to the Senior Bank Financing, Bankers Trust Company, Morgan Guaranty Trust Company of New York and certain other lenders provided
         (i) SCIS with loans under the Revolving Credit Agreement in an amount up to $90,000 (including a sub-limit of $50,000 for letters of credit) on a revolving credit basis for working capital and general corporate purposes of SCIS, the Company and their respective subsidiaries (such Revolving Credit Agreement expires on August 28, 2002), (ii) the Company with a nine and one-half year term loan under the Term Loan Agreement in an aggregate principal amount of $160,000 (and with final maturity in 2007) for purposes of refinancing the Company's indebtedness under the Credit Agreement and funding payment of related transaction costs and (iii) SCIS with a nine and one-half year term loan under the Term Loan Agreement in an aggregate principal amount of $90,000 (and with final maturity in 2007) for purposes of financing, in part, SCIS' Offer to Purchase, funding payment of related transaction costs and general corporate purposes. Caterair and SCIS had $159,600 and $89,775, respectively, of borrowings outstanding under the Term Loan Agreement at December 31, 1997. At December 31, 1997, approximately $21,911 of bank letters of credit were issued under the Revolving Credit Agreement to SCIS (on behalf of the Company) and approximately $75 were issued directly to the Company, to primarily collateralize the Company's insurance carriers providing workers' compensation coverage as well as for surety bonds, leases and requirements of the Company for environmental remediation of certain assets previously sold.

         All of the indebtedness under the Revolving Credit Agreement and the Term Loan Agreement is senior secured indebtedness. The Revolving Credit Agreement does not require scheduled amortization or scheduled commitment reductions. The Term Loan Agreement requires scheduled amortization payments. Each of the Revolving Credit Agreement and the Term Loan Agreement, under certain circumstances, require SCIS or the Company, as the case may be, to make mandatory prepayments and commitment reductions. In addition, each of SCIS and the Company may make optional prepayments and commitment reductions pursuant to the terms of the revolving Credit Agreement or the Term Loan Agreement, as the case may be.

         SCIS's obligations under the Senior Bank Financing are jointly and severally guaranteed by OFSI (on a limited basis), an affiliate of OFSI (on a limited basis), the Company, Sky Chefs, CII and certain other domestic subsidiaries of SCIS (including the guarantors of the New Notes). The Company's obligations under the Senior Bank Financing are jointly and severally guaranteed by OFSI (on a limited basis), an affiliate of OFSI (on a limited basis), SCIS, Sky Chefs, CII and certain other domestic subsidiaries of SCIS (including the guarantors of the New Notes). In addition, obligations under the Senior Bank Financing are secured by (i) first priority security interests in virtually all tangible and intangible assets of SCIS, the Company and their respective wholly owned domestic subsidiaries (including the guarantors of the New Notes) and (ii) pledges of all capital stock of SCIS and the Company and all capital stock and notes owned by SCIS, the Company and their respective domestic subsidiaries (limited in the case of capital stock of foreign subsidiaries to 65% of such capital stock).

         The Company's obligations under the Term Loan Agreement bear interest at 1.50% above the Eurodollar borrowing rate or 0.5% above the lender's base rate. The actual rate charged on each credit instrument is dependent on the selection of either the 30, 60, 90, 180 day Eurodollar borrowing rate or the base rate. Interest is payable quarterly for all loans and also at the end of each interest period for Eurodollar borrowings. The interest rate in effect at December 31, 1997 on the Company's indebtedness under the Term Loan Agreement was 7.44%.

         Effective September 12, 1997, the Company entered into an interest rate swap agreement to reduce interest rate exposure on long-term debt. The agreement covers a notional amount of $160,000 at December 31, 1997 and has a stated maturity of September 15, 2002.

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5.       LONG-TERM DEBT AND NOTE PAYABLE TO AFFILIATE--(CONTINUED)

         The documents governing the Senior Bank Financing contain a number of covenants that, among other things, restrict the ability of the Company, SCIS and their respective subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries or affiliates or otherwise engage in certain corporate activities. In addition, the documents governing the Senior Bank Financing requires compliance with financial tests based on combined results of the Company and SCIS. The Company and SCIS were in compliance with these financial covenant requirements at December 31, 1997.

         SCIS loaned Caterair approximately $37,788 in connection with the Transactions. The loan matures in 2001, bears interest at 8% per annum (payable in-kind) and is collateralized by a second lien on the assets of Caterair representing collateral under the Credit Agreement and the Senior Bank Financing. The cumulative amounts due under this loan were $44,965 and $41,634 at December 31, 1997 and 1996, respectively. Interest expense related to this loan of $3,331, $3,090 and $756, is included in interest expense for the years ended December 31, 1997, 1996 and 1995, respectively.

         The combined aggregate amounts of maturities for all long-term borrowings, excluding the Subordinated Secured Note due to SCIS, for each of the next five years and thereafter are as follows:

         Year ending December 31,
              1998                        $  1,600
              1999                           1,600
              2000                           1,600
              2001                           1,600
              2002                           1,600
              Thereafter                   151,600
                                          --------

                                          $159,600
                                          ========


6.       OTHER LONG-TERM LIABILITIES AND DEFERRED CREDIT

                                                                  December 31,
                                                             ---------------------
                                                              1997          1996
                                                             -------       -------
         Casualty insurance losses                           $ 5,055       $ 7,103
         Deferred gain on TriNet sale and leaseback           11,319        11,824
         Other                                                 5,569         6,271
                                                             -------       -------

                                                             $21,943       $25,198
                                                             =======       =======


         In 1993, the Company sold 12 of its off-airport fee-owned properties to TriNet Corporate Capital ("TriNet") and simultaneously entered into a lease with TriNet on those properties with a primary term of 25 years and with four renewal options of five years each. These leases are classified as operating leases and are included in the properties subleased to Sky Chefs and CII. The gain on the sale of approximately $13,800 was deferred and is being amortized over the life of the operating leases as a reduction of operating lease rental expense.

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

7.       LEASES

         The Company leases various types of property, including airline catering kitchens and equipment, vehicles and office facilities, most of which have been subleased to Sky Chefs and CII in connection with the Transactions.

         Rent expense for all operating leases from continuing operations for the periods ended December 31, 1997, 1996 and 1997 was comprised of the following:


                                                       1997         1996         1995
                                                     --------     --------     --------
         Minimum rent                                $ 30,691     $ 30,922     $  3,298
         Contingent rent                                   --           --        4,489
         Less deferred gain on sale and leaseback        (506)        (506)        (138)
                                                     --------     --------     --------

                 Total rent expense                  $ 30,185     $ 30,416     $  7,649
                                                     ========     ========     ========


         Contingent rent represents percentage rent based on gross revenue in excess of minimum levels.

         The future minimum lease payments required under capital leases (together with the present value of the minimum lease payments) and future minimum lease payments required under operating leases that have an initial or remaining lease term in excess of one year as of December 31, 1997, are as follows:

                                                                Capital       Operating
                                                                Leases         Leases
                                                               --------       --------
         Year ending December 31,
              1998                                             $    254       $ 19,475
              1999                                                  256         18,859
              2000                                                  253         18,929
              2001                                                  254         17,656
              2002                                                  254         15,468
              Thereafter                                          1,578        149,366
                                                               --------       --------

                   Total minimum lease payments                   2,849       $239,753
                                                                              ========


         Less imputed interest                                    1,061
                                                               --------

         Present value of minimum lease payments                  1,788

         Less current portion                                       110
                                                               --------

         Long-term portion of minimum lease payments           $  1,678
                                                               ========


         Most leases have initial terms of from 10 to 20 years and contain one or more renewal options.

         In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," certain leases for kitchen facilities at airports owned by governmental units of authorities are being accounted for as operating leases because special provisions in the lease agreements make the economic life of such facilities essentially indeterminate.

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

7.       LEASES--(CONTINUED)

         In connection with the Transactions, pursuant to several leases (the "Domestic Leases"), Sky Chefs and CII leased and subleased from Caterair substantially all of its domestic assets for a six-year term. In the event that Caterair's lease of such assets was for less than six years, the applicable Domestic Lease is for such shorter period. Sky Chefs and CII have the option to purchase the assets of Caterair covered by the Domestic Leases for an amount determined under formulas in the Domestic Leases that were intended to result in an exercise price equal to the estimated fair market value of such assets at the time of exercise of such option. The option is exercisable until the date which is 30 days after the termination of the applicable Domestic Lease. The Company is not certain whether such options will be exercised. Total future revenues under the Domestic Leases at December 31, 1997 and 1996, were approximately $108,958 and $135,117, respectively, of which approximately $37,500 and $47,500, respectively, relates to lease payments for leasehold improvements and equipment.

         The minimum rental income amounts, excluding contingent rents based on sales, under the above noted operating leases from SkyChefs and CII as of December 31, 1997, are as follows:

                                                       Operating
                                                        Leases
                                                       ---------
         Period ended December 31,
              1998                                     $ 29,729
              1999                                       29,115
              2000                                       29,182
              2001                                       20,932
              2002                                           --
              Thereafter                                     --
                                                       --------

                   Total minimum rental income         $108,958
                                                       ========


8.       INCOME TAXES

         Taxes on income are based on income from continuing operations before income taxes. The components of the income tax provision (benefit) for the years ended December 31, 1997 and 1996, respectively, are as follows:


                                                                     December 31,
                                                          ---------------------------------
                                                            1997        1996         1995
                                                          --------    --------     --------
         Current:
              Federal                                     $    393    $    325     $     --
              State and local                                   --          --          100
                                                          --------    --------     --------

                                                               393         325          100
                                                          --------    --------     --------
         Deferred:
              Federal                                        7,313       6,754      (44,170)
              State and local                                1,045         965       (6,310)
                                                          --------    --------     --------

                                                             8,358       7,719      (50,480)
                                                          --------    --------     --------

                  Total income tax provision (benefit)    $  8,751    $  8,044     $(50,380)
                                                          ========    ========     ========

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

8.       INCOME TAXES--(CONTINUED)

         Components of deferred tax assets and liabilities of continuing operations recognized in the consolidated financial statements as of December 31, 1997 and 1996 were as follows:

                                                                               December 31,
                                                                          ---------------------
                                                                            1997         1996
                                                                          --------     --------
         Benefit of federal and state net operating loss carryforwards    $ 29,395     $ 31,343
         Property and equipment                                              6,045        3,977
         Intangible assets acquired                                          4,136        4,039
         Payroll accruals                                                       79          154
         Casualty insurance                                                  6,577        6,918
         Benefit of federal targeted jobs tax credit carryforwards           1,075          978
         Reserves                                                               --        1,803
         Other items                                                         1,048        1,415
                                                                          --------     --------
                                                                            48,355       50,627

         Valuation allowance                                               (14,147)      (8,319)
                                                                          --------     --------

              Total deferred tax assets, net of valuation allowance         34,208       42,308

         Deferred tax liabilities                                           (3,188)      (2,930)
                                                                          --------     --------

              Net deferred tax asset                                      $ 31,020     $ 39,378
                                                                          ========     ========


         At December 31, 1994, the Company had a valuation allowance of $68,349 to fully reserve for its gross deferred tax assets because of the uncertainties surrounding the losses on operations to be sustained for income tax reporting purposes. Subsequent to the Transactions, the Company evaluated the potential for realization of a portion or all of the deferred tax assets. The Company determined, based upon the weight of evidence, it is more likely than not that a portion of the deferred tax assets would be realized. The valuation allowance for deferred tax assets increased by $5,828 and $1,213 in 1997 and 1996, respectively, due to the changes in the Company's gross deferred tax assets and liabilities. The valuation allowance for deferred tax assets decreased by $58,626 in 1995 due to the changes in the Company's gross deferred tax assets and liabilities and the realization of a portion of the Company's net deferred tax assets.

         The Company has the following NOL and tax credit carryforwards available to offset future U.S. Federal taxable income and income tax:


            Year                         Amount of                 Year of
         Generated                          NOL       Credits     Expiration
         ---------                       ---------    -------     ----------
            1990                          $18,584     $    11        2005
            1991                           15,490         243        2006
            1992                            4,148         161        2007
            1993                               --         146        2008
            1994                           35,267          92        2009
            1995                               --          --        2010
            1996                               --         307        2011
            1997                               --         115        2012
                                          -------     -------

           Total                          $73,489     $ 1,075
                                          =======     =======

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

8.       INCOME TAXES--(CONTINUED)

         A reconciliation of the U.S. Federal income tax statutory rate and the provision for income taxes on income from continuing operations for the year ended December 31, 1997 and 1996 is as follows:

                                                           December 31,
                                                 ---------------------------------
                                                   1997         1996        1995
                                                 --------     --------    --------
         Tax at statutory rate                   $  7,355     $  6,440    $  1,226
         State taxes                                   --           --         100
         Permanent differences                     (2,432)         391          --
         Utilization of NOL                          (312)          --      (1,226)
         Change in valuation allowance              4,140        1,213     (50,480)
                                                 --------     --------    --------

         Provision (benefit) for income taxes    $  8,751     $  8,044    $(50,380)
                                                 ========     ========    ========

9.       RELATED PARTY TRANSACTIONS

         In connection with the Transactions, the Company licensed to SCIS most of its rights under certain customer contracts for a six-year period (the "License Agreements"). However, after the consummation of the Transactions Caterair retained certain operations relating to customer contracts for which consents to assignment were not obtained. Such consents with respect to these operations were obtained during the second quarter of 1996 and such operations were leased, subleased and licensed to SCIS and its subsidiaries. Sky Chefs and CII each have the option to purchase the customer contract rights covered by the License Agreements for an amount determined under formulas in the License Agreements that were intended to result in an exercise price equal to the fair market value of such rights at the time of the exercise of such option. The option is exercisable at any time until the date which is 90 days after the termination of the applicable License Agreement. It is not certain whether such options will be exercised. Caterair agreed, subject to certain exceptions, not to compete with Sky Chefs in the airline catering business for a six year term and Sky Chefs is obligated to pay Caterair $4,000 per year. Lease, license and noncompete revenues for these arrangements with Caterair for the periods ended December 31, 1997, 1996 and 1995 included in total expenses, amounted to $75,832, $77,958 and $18,953 respectively.

         To facilitate the various transactions with Caterair, SCIS performs certain management and support functions on behalf of Caterair. Caterair paid management fees to SCIS for these services of $500, $500 and $125 for the periods ended December 31, 1997, 1996 and 1995, respectively, which were included in selling, general and administrative expenses.

10.      EMPLOYEE SEVERANCE

         In September 1994, the Company implemented the Caterair International Corporation Key Employee Retention Plan (the "Plan"). The Plan was designed to ensure the Company of the continued employment and attention to duty of certain key employees while the Company pursued a financial restructuring or the sale of the Company. As a result of the Transactions, $2,843 in bonuses were paid in 1995. Except for employees in airport kitchens temporarily retained by the Company (see Note 2), all employees of the Company were terminated on September 29, 1995 in connection with the Transactions. The employees temporarily retained by Caterair were terminated in the second quarter of 1996. Most of the employees terminated by Caterair were subsequently hired by SCIS. Additional severance benefits accrued relative to the Plan may be paid in future periods upon the termination of key employees.

         In July 1995, the Company adopted the Caterair International Transition Severance Plan (the "Severance Plan"). Benefits were paid to eligible employees who continued working for the Company or SCIS, until at least September 30, 1995, and to employees whose employment with the Company or SCIS was involuntarily terminated between October 1, 1995 and September 30, 1996. Total severance charges under this plan of $1,800 were included in discontinued operations in 1995.

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

 10.     EMPLOYEE SEVERANCE--(CONTINUED)

         The Company's retirement savings and investment plan was a voluntary defined contribution plan that was fully funded at September 29, 1995 through an insurance company. In accordance with the terms of the Transactions, the plan was transferred along with substantially all of the Company participants to subsidiaries of SCIS and the Company has no further obligations with respect to this plan.

11.      COMMITMENTS AND CONTINGENCIES

         TAXES

         The Company is involved in a number of claims from taxing authorities, including sales tax assessments, value added tax assessments and other related claims. The Company believes the ultimate resolution of those claims will not have a material adverse effect on the operating results, financial position or cash flows of the Company.

         LITIGATION

         The Company is involved in routine litigation, including a number of worker's compensation and related claims, that arise in the ordinary course of its business. The Company does not believe that any of this litigation is material to its financial position, results of operations or cash flows.

         One June 3, 1991, the Teamsters Union (the "Union") went on strike at the Company's three Los Angeles kitchens and the Company hired replacement workers. On August 26, 1992, a National Labor Relations Board ("NLRB") Administrative Law Judge ("ALJ") ruled against the Company on unfair labor practice charges, including refusal to bargain with the Union on the grounds that it no longer represented a majority of the employees. On December 15, 1992, the NLRB in Washington, D.C., adopted, without substantive modification or comment, the ALJ's Recommended Decision and Order. In 1994, the ruling was reviewed by the U.S. Court of Appeals, which supported the ALJ's Recommended Decision and Order. The U.S. Supreme Court refused to hear the case in November 1994. The NLRB's compliance officer is in the process of determining the back pay due the affected employees. While the Company reinstated striking employees to the extent reasonably possible, the Company estimates that the liability for back pay and related losses is approximately $6,400. In accordance with the Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" the Company accrued this liability. The amount payable to settle this liability in full was subsequently determined to be approximately $4,500 and payment was made in early 1997. The remaining $1,900 was credited to discontinued operations in 1996.

         CASUALTY INSURANCE LOSSES

         Casualty insurance losses were charged to operating expenses of discontinued operations as incurred. The losses are being paid out over several years. The Company reflects the discounted value of the estimated unpaid losses as a liability. At December 31, 1997 and 1996, the discount rate used was 7% and the unpaid balance amounted to $7,650 and $15,056, respectively.

12.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosure related to the estimated fair-value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

12.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED)

         The carrying amounts of cash and cash equivalents, accounts receivable, other payables and accrued liabilities are reasonable estimates of their fair values. Letters of credit are included in the estimated fair value of accrued expenses and other liabilities. The estimated fair values and carrying amount of other financial instruments at December 31, 1997 are as follows:

                                                                  December 31,
                                                              --------------------
                                                                      1997
                                                              ---------------------
                                                              Estimated    Carrying
                                                              Fair Value    Amount
                                                              ----------   --------
         Assets:
              Interest rate swap agreement (a)                 $  1,415    $     --

         Liabilities:
              Term loan (b)                                     159,600     159,600
              Senior subordinated note due to affiliate (c)      44,965      44,965


         The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

         (a) INTEREST RATE SWAP AGREEMENT

         At December 31, 1997 the Company had interest rate swap instruments (used for hedging purposes) which were not included in the Company's consolidated balance sheet. The estimated fair value of this swap agreement was positive (representing an asset) to the Company at December 31, 1997 and 1996, as a result of fluctuations in projected futures interest rate swap transaction values subsequent to the trade date of December 27, 1995.

         (b) TERM LOAN

         The fair value of the term loan approximates the carrying value since the interest rate is variable.

         (c) SENIOR SUBORDINATED NOTE DUE TO AFFILIATE

         The Company's senior subordinated note due to SCIS in 2001 bears a fixed rate of interest of 8% (payable in-kind) and was executed September 29, 1995 in connection with the Transactions. This note is with a related party and as such there is no market activity. Accordingly, the carrying values approximate estimated fair value. These disclosures relate to financial instruments only. The fair value assumptions were based upon estimates of market conditions and perceived risks of the financial instruments at December 31, 1997.

13.      DISCLOSURE OF SIGNIFICANT RISKS AND UNCERTAINTIES

         The Company's financial instruments expose the Company to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The credit worthiness of counterparties is subject to continuing review and full performance is anticipated unless otherwise specifically disclosed.

               CATERAIR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

13.      DISCLOSURE OF SIGNIFICANT RISKS AND UNCERTAINTIES--(CONTINUED)

         DEPENDENCE ON KEY CUSTOMERS

         As described in Note 2, the Company's revenues subsequent to September 29, 1995, are principally derived from rents, royalties and income under a non-competition agreement from SCIS and as such the Company is dependent upon SCIS's financial performance. In addition, the Company has guaranteed certain indebtedness of SCIS as more fully described in
         Note 5.

14.      CHANGES IN WORKING CAPITAL ITEMS

                                                                       Year Ended December 31,
                                                                 ----------------------------------
                                                                   1997         1996         1995
                                                                 --------     --------     --------
         (Increase) decrease  in accounts receivable             $  3,529     $ (3,014)    $ (4,352)
         Decrease in prepaid expenses and other                       176        2,009        4,891
         Decrease in accounts payable and accrued liabilities     (10,773)      (5,464)     (10,391)
                                                                 --------     --------     --------

             Change in working capital items                     $ (7,068)    $ (6,469)    $ (9,852)
                                                                 ========     ========     ========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CATERAIR INTERNATIONAL CORPORATION


Date: March 26, 1998                   By: /s/ Daniel J. Altobello
                                           -------------------------------------
                                           Daniel J. Altobello
                                           President and Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            Signature                          Title                             Date
            ---------                          -----                             ----
                                       President and Chief                March 26, 1998
   /s/ Daniel J. Altobello             Executive Officer (principal
---------------------------------      executive, financial and
       Daniel J. Altobello             accounting officer)

  /s/  Anthony R. Melman
---------------------------------
       Anthony R. Melman               Director                           March 26, 1998

                                EXHIBIT INDEX
                                -------------

Exhibit
Number                        Description of Exhibit
-------     --------------------------------------------------------------------


2.1 Master Agreement, dated as of April 26, 1995, among Onex Food Services, Inc., Caterair Holdings Corporation and Caterair International Corporation. Incorporated by reference to Exhibit 2.1 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

2.1.1 Amendment No. 1 to Master Agreement, dated as of September 29, 1995, among Onex Food Services, Inc., Caterair Holdings Corporation and Caterair International Corporation. Incorporated by reference to
            Exhibit 2.2 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.


2.2 Sublease Agreement, dated as of September 29, 1995, between Sky Chefs, Inc. and Caterair International Corporation, together with Schedule of additional Subleases between such parties. Incorporated by reference to Exhibit 10.26 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

2.3 Sublease Agreement, dated as of September 29, 1995, between Caterair International, Inc. (II) and Caterair International Corporation, together with Schedule of additional Subleases between such parties. Incorporated by reference to Exhibit 10.27 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

2.4 License Agreement, dated as of September 29, 1995, between Sky Chefs, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit 10.24 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

2.5 License Agreement, dated as of September 29, 1995, between Caterair International, Inc. (II) and Caterair International Corporation. Incorporated by reference to Exhibit 10.25 of SC International Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

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

4.1 Indenture, dated as of August 15, 1997, among SC International Services, Inc., as Issuer, The Bank of New York, as Trustee, Caterair International Corporation and the other Guarantors named therein. Incorporated by reference to Exhibit 4.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

4.2 Form of Notes (both Exchange Notes and Restricted Notes) issued under the Indenture, dated as of August 15, 1997 (included in Exhibit 4.1).

4.3 Form of Guarantee (of both Exchange Notes and Restricted Notes) issued under the Indenture, dated as of August 15, 1997 (included in Exhibit 4.1).

10.1 Purchase Agreement, dated as of August 22, 1997, among SC International Services, Inc., Caterair International Corporation and the other Guarantors named therein, and BT Securities Corporation, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Smith Barney, Inc. and Bankers Trust International PLC, as Initial Purchasers. Incorporated by reference to Exhibit 10.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

10.2 Registration Rights Agreement, dated as of August 28, 1997, among SC International Services, Inc., the Guarantors named therein, and BT Securities Corporation, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Smith Barney, Inc., and Bankers Trust International PLC. Incorporated by reference to
            Exhibit 10.2 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

10.3 Dealer Manager Agreement, dated August 25, 1997, among SC International Services, Inc., Sky Chefs, Inc., Caterair International, Inc. (II), Caterair International Corporation and BT Securities Corporation. Incorporated by reference to Exhibit 10.3 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

10.4 Phantom Stock Plan for Management Employees of Onex Food Services, Inc. and its Subsidiaries. Incorporated by reference to Exhibit 10.6 of Caterair International Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10.5 Caterair Noncompetition Agreement, dated as of December 15, 1989, between Caterair International Corporation, Caterair Holdings Corporation, Marriott Corporation and Host International, Inc. Incorporated by reference to Exhibit 10.24 of Caterair International Corporation's Registration Statement on Form S-1, Registration Statement No. 33-31309.

10.6 Marriott Noncompetition Agreement, dated as of December 15, 1989, among Marriott Corporation, Host International, Inc., Caterair Holdings Corporation and Caterair International Corporation. Incorporated by reference to Exhibit 10.25 of Caterair International Corporation's Registration Statement on Form S-l, Registration No. 33-31309.

10.7        Caterair Key Employee Retention Plan. Incorporated by reference to
            Exhibit 10.11 of SC International Services, Inc.'s Registration Statement on Form S-1, Registration No. 33-94572.

10.8        Amendment No. 1 to Caterair Key Employee Retention Plan.
            Incorporated by reference to Exhibit 10.11.1 of SC International Services, Inc.'s Registration Statement on Form S-1, Registration No. 33-94572.

10.9        Caterair International Corporation Transition Severance Plan.
            Incorporated by reference to Exhibit 10.26 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

10.10 Tax Sharing Agreement, dated as of December 15, 1989, among Caterair Holdings Corporation, Caterair International Corporation and Marriott Corporation. Incorporated by reference to Exhibit 10.25 of SC International Services, Inc.'s Registration Statement on Form S-l, Registration No. 33-94572.

10.11 Credit Agreement, dated as of September 29, 1995, and amended and restated as of August 28, 1997, among SC International Services, Inc., as borrower, Onex Food Services, Inc., Caterair Holdings Corporation, Caterair International Corporation, the guarantors named therein, the lenders party thereto from time to time, Bankers Trust Company and J.P. Morgan Securities, Inc., as co-arrangers, Bankers Trust Company, as syndication agent, The Bank of New York, as co-agent, and Morgan Guaranty Trust Company of New York, as administrative agent. Incorporated by reference to Exhibit 10.34 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

10.12 Term Loan Agreement, dated as of August 28, 1997, among Caterair International Corporation and SC International Services, Inc., as borrowers, the guarantors named therein, the lenders party thereto from time to time, Bankers Trust Company and J.P. Morgan Securities Inc., as co-arrangers, Bankers Trust Company, as syndication agent, and Morgan Guaranty Trust Company of New York, as administrative agent. Incorporated by reference to Exhibit 10.35 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-37475.

10.13 Noncompetition Agreement, dated as of September 29, 1995, between Caterair International Corporation and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.16 of Caterair International Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

10.14 Promissory Note, dated September 29, 1995, by Caterair International Corporation payable to the order of SC International Services, Inc. Incorporated by reference to Exhibit 10.18 of Caterair International Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

10.15 Agreement, dated as of February 19, 1995, between SC International Services, Inc. and Caterair International Corporation relating to an interest swap transaction. Incorporated by reference to Exhibit
            10.19 of Caterair International Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

10.16 Advisory and Administrative Services Agreement, dated as of September 29, 1995, between Caterair International Corporation and Sky Chefs, Inc. Incorporated by reference to Exhibit 10.20 of Caterair International Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

10.17 Lease Agreement, dated as of May 15, 1993, between TriNet Essential Facilities X, Inc. and Caterair International Corporation, together with Schedule of additional Lease Agreements between such parties. Incorporated by reference to Exhibit 10.27 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.17.1 First Amendment to Lease Agreement, dated as of September 22, 1995, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.27.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.17.2 Second Amendment to Lease Agreement, dated as of December 1, 1995, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.27.2 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.17.3 Third Amendment to Lease Agreement, dated as of June 1, 1996, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.27.3 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.17.4 Fourth Amendment to Lease Agreement, dated as of December 23, 1996, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.27.4 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.17.5 Fifth Amendment to Lease Agreement, dated as of June 23, 1997, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.27.5 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.17.6 Sixth Amendment to Lease Agreement, dated as of August 22, 1997, between TriNet Essential Facilities X, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.27.6 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.17.7 Limited Waiver dated as of August 22, 1997, by TriNet Essential Facilities X, Inc. in favor of Caterair International Corporation. Incorporated by reference to Exhibit 10.27.7 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.18 Lease Agreement, dated as of May 15, 1993, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation, together with Schedule of additional Lease Agreements between such parties. Incorporated by reference to Exhibit 10.28 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.18.1 First Amendment to Lease Agreement, dated as of September 22, 1995, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.28.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.18.2 Second Amendment to Lease Agreement, dated as of December 1, 1995, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.28.2 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.18.3 Third Amendment to Lease Agreement, dated as of June 1, 1996, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.28.3 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.18.4 Fourth Amendment to Lease Agreement, dated as of December 23, 1996, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.28.4 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.18.5 Fifth Amendment to Lease Agreement, dated as of June 23, 1997, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.28.5 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.18.6 Sixth Amendment to Lease Agreement, dated as of August 22, 1997, between TriNet Essential Facilities VIII R, Inc. and Caterair International Corporation. Incorporated by reference to Exhibit
            10.28.6 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.18.7 Limited Waiver, dated as of August 22, 1997, by TriNet Essential Facilities VIII R, Inc. and in favor of Caterair International Corporation. Incorporated by reference to Exhibit 10.28.7 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.


10.19 Guaranty, dated as of September 22, 1995, by SC International Services, Inc., Sky Chefs, Inc., Onex Food Services, Inc. and Caterair International, Inc. (II) for the benefit of TriNet Essential Facilities VIII R, Inc. Incorporated by reference to
            Exhibit 10.29 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.20 Guaranty, dated as of September 22, 1995, by SC International Services, Inc., Sky Chefs, Inc., Onex Food Services, Inc. and Caterair International, Inc. (II) for the benefit of TriNet Essential Facilities X, Inc. Incorporated by reference to Exhibit
            10.30 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

10.21 Indenture, dated as of September 15, 1995, among SC International Services, Inc., as Issuer, the guarantors named therein and The Bank of New York, as trustee, relating to SC International Services, Inc.'s 13% Senior Subordinated Notes due 2005, with form of Senior Subordinated Note and Guarantee included therewith. Incorporated by reference to Exhibit No. 10.23 of SC International Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

21.1 Subsidiaries of Caterair International Corporation. Incorporated by reference to Exhibit 21.1 of SC International Services, Inc.'s Registration Statement on Form S-4, Registration No. 333-37475.

27. Financial Data Schedule for Caterair International Corporation and consolidated subsidiaries for the fiscal year ended December 31, 1997.

99. Item 7 of SC International Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.